Form 10QSB
period 1996-06-30
MEDTECH DIAGNOSTICS INC
filed 1997-02-21
CIK 812149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       or

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period from                  to


                       Commission file number 33-13110-NY

                            MEDTECH DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                               11-2831380
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

2101 W. Commercial Blvd., Ft. Lauderdale, FL                11716
(Address of principal executive offices)                  (Zip Code)

                                  (516)589-5664
               Registrant's telephone number, including area code

                      1401 Church Street, Bohemia, NY 11716
                 (Former name, former address and former fiscal
                       year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Date                   Class                       Shares Outstanding
    ----                   -----                       ------------------
  6/30/96        Common Stock - $.00001 par value         28l,400,000

                            MEDECH DIAGNOSTICS, INC.

                                  JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                      PAGE NO.
          PART 1.  FINANCIAL INFORMATION
                     ITEM 1.     Balance Sheets as of
                                 June 30, 1996 and
                                 September 30, 1995                        1

                                 Statements of
                                 Operations and
                                 Accumulated Deficit
                                 For the Period from
                                 October 1, 1995 to
                                 June 30, 1996, For
                                 the year ended
                                 September 30, 1995                        2

                                 Statements of Cash
                                 Flows for the Period
                                 from October 1, 1995
                                 to June 30, 1996, For
                                 the year ended
                                 September 30, 1995                        3

                                 Statement of Changes in
                                 Stockholders' Equity, Cumulative
                                 from inception to June 30,
                                 1996                                  4 - 5

                                 Notes to Financial Statements         6 - 8

                     ITEM 2.     Management's Discussion and
                                 Analysis of Financial Condition
                                 and Results of Operations                 9

          PART II. OTHER INFORMATION

                     ITEM 1.     Legal Proceedings                        10

                     ITEM 2.     Changes in Securities                    10

                     ITEM 3.     Defaults Upon Senior Securities          10

                     ITEM 4.     Submission of Matters to a Vote
                                 of Security Holders                      10

                     ITEM 5.     Other information                        10

                     ITEM 6.     Exhibits and Reports on Form 8-K         10

                                 Signatures                               11

                           MEDTECH DIAGNOSTICS, INC.
                                 BALANCE SHEETS

                                        JUNE 30,
                                          1996         SEPTEMBER 30,
                                       UNAUDITED           1995
                                       ---------       -------------
ASSETS
  Current Assets
    Cash & Cash Equivalents           $    245,147      $    258,966
                                      ------------       -----------
      Total Current Assets            $    245,147      $    258,966
                                      ------------      ------------
    EQUIPMENT, net of accumulated
     depreciation of $31,008                     0                 0
                                      ------------      ------------
      TOTAL ASSETS                    $    245,147      $    258,966
                                      ============      ============

LIABILITIES AND STOCKHOLDERS'
EQUITY
  Liabilities                          $         0      $     10,950

  Stockholders' Equity
    Common stock, par value $.00001;         2,814             2,814
     authorized 500,000,000 share;
     issued and outstanding
     281,400,000
    Capital in excess of par value       1,436,745         1,436,745
    Deficit accumulated during the
     development stage                  (1,194,412)       (1,191,543)
                                       -----------       -----------
                                           245,147           248,016
                                       -----------       -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $   245,147       $   258,966
                                       ===========       ===========




        The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations


                                          (Unaudited)
                                          Period from                     Period from
                                      10/01/95 to 06/30/96           10/01/94 to 09/30/95
                                ----------------------------      ---------------------------
Interest Income                                $5,020                             $ 7,283

Costs and Expenses
  Research and Development      $       0                          $      0
  General and Administrative        7,889       7,889                21,873        21,873
                                ---------      ------              --------       -------
     Net Loss                                 $(2,869)                           $(14,590)
                                               ======                             =======
   Net loss per common share                     N/L                                N/L
                                               ======                             =======

Average number of shares
  outstanding 281,400,000







       The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTIC, INC.
                            Statements of Cash Flows



                                                (Unaudited)
                                                Period from             Period from
                                            10/01/95 to 06/30/96   10/01/94 to 09/30/95
                                            --------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $ (2,869)               $(14,590)
  Adjustments to reconcile net earnings
    to net cash used by operating
    activities:
        Depreciation                                   --                      --
  Changes in operating assets and
    liabilities:
        Interest and other receivables
        Accounts payable and accrued
          expenses                                (10,950)                  6,700
                                                 --------                --------
Net Cash used by Operations                       (13,819)                 (7,890)

Net (decrease) in cash and
  cash equivalents                                (13,819)                 (7,890)

Cash and cash equivalents at beginning
  of period                                       259,966                 266,856
                                                 --------                --------

Cash and cash equivalents at end of period       $245,147                $258,966
                                                 ========                ========




        The accompanying notes are an integral part of these statements.

                           MEDTECH DIAGNOSTICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Period from October 27, 1986
                          (inception) to June 30, 1996

                                                                                                     RECEIVABLE    TOTAL
                                                       COMMON STOCK       CAPITAL IN                   FROM        STOCK-
                                                   --------------------   EXCESS OF                    STOCK-      HOLDERS'
                                       DATE          SHARES      AMOUNT   PAR VALUE     DEFICIT        HOLDER      EQUITY
                                  --------------   -----------   ------   ----------   ----------    ----------   ----------
Issuance of Common Stock
  for Cash                        October 1986     145,000,000   $1,450   $   24,784                              $   26,234

Net Proceeds of Public Offering   August 1987       80,000,000      800    1,258,525                               1,259,325

Net loss for the period from
  October 27, 1986 (inception)
  through September 30, 1987                                                             (101,594)                  (101,594)
                                                   -----------   ------   ----------   ----------    ----------   ----------
Balance at September 30, 1987                      225,000,000    2,250    1,283,309     (101,594)                 1,183,965

Issuance of Common Stock for
  consulting services             March 1988           300,000        3        2,997                                   3,000

Net loss for the year ended
  September 30, 1988                                                                     (248,377)                  (248,377)
                                                   -----------   ------   ----------   ----------    ----------   ----------
Balance at September 30, 1988                      225,300,000    2,253    1,286,306     (349,971)                   938,588

Issuance of Common Stock for
  consulting services             September 1989       100,000        1          999                                   1,000

Net loss for the year ended
  September 30, 1989                                                                     (288,165)                  (288,165)
                                                    -----------   ------   ----------   ----------    ----------   ----------

Balance at September 30, 1989                      225,400,000    2,254    1,287,305     (638,136)                   651,423

Net loss for the year ended
  September 30, 1990                                                                     (267,690)                  (267,690)
                                                   -----------   ------   ----------   ----------    ----------   ----------
Balance at September 30, 1990                      225,400,000    2,254    1,287,305     (905,826)                   383,733

Net loss for the year ended
  September 30, 1991                                                                     (200,143)                  (200,143)
                                                   -----------   ------   ----------   ----------    ----------   ----------
Balance at September 30, 1991
  (carried forward)                                225,400,000    2,254    1,287,305   (1,105,969)                   183,590

         The accompanying notes are an integral part of this statement.

                           MEDTECH DIAGNOSTICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Period from October 27, 1986
                          (inception) to June 30, 1996


                                                                                                            RECEIVABLE      TOTAL
                                                             COMMON STOCK           CAPITAL IN                 FROM         STOCK-
                                                        ----------------------      EXCESS OF                 STOCK-       HOLDERS'
                                        DATE            SHARES          AMOUNT      PAR VALUE    DEFICIT      HOLDERS       EQUITY
                                        ----            ------          ------      ---------    -------      -------       ------

brought forward from page 4                             225,400,000     2,254       1,287,305   (1,105,969)                183,590
Shares received in exchange for
  My-Pap Device (Note E)                August 1992     (85,000,000)     (850)            850
Sale of Common Stock (Note e)           August 1992     141,000,000     1,410         148,590                  (150,000)
Net loss for the year ended
  September 30, 1992                                                                               (42,182)                (42,182)
                                                        -----------     -----      ----------   -----------   ---------   --------
Balance at September 30, 1992                           281,400,000     2,814       1,436,745    (1,148,151)   (150,000)   141,408

Receipt of Proceeds of Stock Sale                                                                               150,000    150,000

Net loss for the year ended
  September 30, 1993                                                                                (17,299)               (17,299)
                                                        -----------     -----      ----------   -----------   ---------   --------
Balance at September 30, 1993                           281,400,000     2,814       1,436,745    (1,165,450)               274,109
                                                        -----------     -----      ----------   -----------   ---------   --------
Net loss for the year ended
  September 30, 1994                                                                                 (7,253)                (7,253)
                                                        -----------     -----      ----------   -----------   ---------   --------
Balance at September 30, 1994                           281,400,000     2,814       1,436,745    (1,172,703)               266,856
Adjustment of Accumulated Deficit  (NOTE D)                                                          (4,250)                (4,250)
Net loss for the year ended
  September 30, 1995                                                                                (14,590)               (14,590)
                                                        -----------     -----      ----------   -----------   ---------   --------
Balance at September 30, 1995                           281,400,000     2,814       1,436,745    (1,191,543)          0    248,016

Net loss for the nine month period ended
  June 30, 1996                                                                                      (2,869)                (2,869)
                                                        -----------     -----      ----------   -----------   ---------   --------
Balance at June 30, 1996                                281,400,000     2,814      $1,435,745   $(1,194,412)          0   $245,147
                                                        ===========     =====      ==========   ============  =========   ========

         The accompanying notes are an integral part of this statement.

                            Medtech Diagnostics, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The following represents a summary of significant accounting policies of the Company consistently applied in the preparation of the accompanying financial statements.

1.   Organization and Operations

     Medtech Diagnostics, Inc. (the "Company"), previously a development stage company incorporated under the laws of the State of Delaware on October 27, 1986, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit (the My-Pap Device), The device was intended to permit a woman to collect a sample of her own vaginal cells for testing by a qualified laboratory. In October 1991, the Company, due to lack of Food and Drug Administration approval, suspended all operations except for necessary administrative matters.

2.   Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     However, the Company has been in the development state and during fiscal 1992 suspended all operations except for necessary administrative matters and has sustained operating losses since inception, resulting in an accumulated deficit of $1,180,593 at September 30, 1995. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

     The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

3.   Net Loss per Common Share

     Net loss per common share is based an the average common shares outstanding during the respective periods.

                            Medtech Diagnostics, Inc.

                                  June 30, 1996

NOTES A (continued)

   4.    Cash Flows

         For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company paid state income taxes of approximately $400 for the fiscal years ended September 30, 1995 and 1994, respectively. Not reflected in the statement of cash flows in fiscal 1992 is the sale by the Company of 141,000,000 shares of the Company's common stock and the acquisition of $85,000,000 shares of its common stock in exchange of the patent of its product (Note D).

   5.    Income Taxes

         The Company plans to defer adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109"), "Accounting for Income Taxes," until the first quarter of fiscal 1995. SFAS No. 109 requires the Company to adopt an asset and liability approach for financial accounting and reporting for deferred income taxes. SFAS No. 109 is not expected to have a material effect on the Company's financial position.

NOTE B - INCOME TAXES

     At September 30, 1995, the Company has net operating loss carryforwards of approximately $1,180,000, expiring September 30, 2003 through September 30, 2009. On August 5, 1992, the Company sold 141,000,000 shares of its common stock, which resulted in a more than 50% change of stock ownership. Consequently, under Section 382 of the Internal Revenue Code, the
     Company's ability to utilize the net operating loss carryforwards is subject to an annual limitation of approximately $19,000, and accordingly the maximum net operating loss carryforward presently available is approximately $302,000.

                            Medtech Diagnostics, Inc.

                                  June 30, 1996

NOTE C - COMMON STOCK

   On August 5, 1992, the Company entered into an agreement, subject to stockholder approval, with another company which provides for the purchase of 141,000,000 shares of the Company's common stock for $150,000. The agreement was conditioned upon the Company acquiring $85,000,000 shares of its common stock from the then President and Treasurer of the Company in consideration for the sale of all assets related to the Company's My-Pap Device, including its patent and license agreement. On November 4, 1992, the Company's stockholders' approved the above transactions.


NOTE D - ADJUSTMENT TO ACCUMULATED DEFICIT

   On January 24, 1996, Grant Thornton, our auditor informed us of changes to be made to the financial statement as of 09/30/95. This change was an adjustment for legal and professional fees for the year ended 09/30/94 that were not accrued in that year.

             ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OPERATIONS - QUARTER ENDED JUNE 30, 1996

      In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the quarter ended June 30, 1996, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.

      Interest of $5,020 was earned in the period from October 1, 1995 to June 30, 1996 on the Company's cash balance.

QUARTER ENDED JUNE 30, 1996 COMPARED WITH PRIOR FISCAL YEARS

      The Company was incorporated under the laws of the State of Delaware on October 27, 1986 and due to the necessity of regulatory approval with respect to its originally conceived business continued to be in the developmental stage. Consequently, the Company's activities in prior periods have been purely organizational and developmental.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had working capital of $245,147.

                            MEDTECH DIAGNOSTICS, INC.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Form 8-K filed on June 10, 1996 disclosing a change in control of Registrant.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Bohemia, New York on the 12th day of August, 1996.

                            MEDTECH DIAGNOSTICS, INC.


                            By:/s/ Steven N. Bronson
                               -----------------------------------------
                                STEVEN N. BRONSON, Chairman,
                                Principal Executive Officer


                            By:/s/ James S. Cassel
                               -----------------------------------------
                                JAMES S. CASSEL, Secretary,
                                Treasurer & Principal Financial
                                and Accounting Officer