Form 10KSB40
period 1996-09-30
MEDTECH DIAGNOSTICS INC
filed 1997-02-21
CIK 812149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                          ANNUAL OR TRANSITIONAL REPORT
                 (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 33-13110-NY

                            MEDTECH DIAGNOSTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

           DELAWARE                                      11-2831380
           --------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

201 S. BISCAYNE BLVD., SUITE 2950, MIAMI, FL                33309
--------------------------------------------                -----
(Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 536-8503

                                 ---------------

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

                SECURITIES REGISTERED UNDER SECTION 12(g) OF THE
                                 EXCHANGE ACT:

                                                     Name of each exchange on
Title of each class                                       which registered
-------------------                                       ----------------

None                                                          -----

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---   ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Revenues for the most recent fiscal year were $6,589.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 26, 1996, based upon the average bid and asked prices of such stock on that date was $1,842,750.

    The number of shares of the registrant's Common Stock outstanding as of December 26, 1996 was 281,400,000.

                                     PART I


    ITEM 1- BUSINESS

         Medtech Diagnostics, Inc., (the "Company"), was incorporated under the laws of the State of Delaware on October 27, 1986. In October, 1991, the Company suspended all operations, except for necessary administrative matters and ceased to be an operating company.

         In January, 1993 the Company consummated an agreement with Beverly Hills Bancorp ("BHB") wherein BHB acquired a controlling interest in the Company. On June 5, 1996, BHB sold its entire interest in the Company (141,000,000 shares of the Company's Common Stock), to Messrs. Steven N. Bronson and James S. Cassel, who constitute the present management of the Company.

         The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

         The Company currently has no full time employees, its Chairman, President and Chief Executive Officer is Steven N. Bronson. James S. Cassel serves as the Company's Secretary and Treasurer.


    ITEM 2-PROPERTIES

         The Company presently maintains its corporate and administrative offices at 201 S. Biscayne Boulevard, Suite 2950, Miami, Florida 33131. The Company utilizes a portion of the premises occupied by Barber & Bronson Incorporated, a full service brokerage and investment banking firm, with which both Messrs. Bronson and Cassel are principals. Due to the curtailed nature of the Company's operations Barber & Bronson Incorporated has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended September 30, 1996 and 1995.


    ITEM 3-LEGAL PROCEEDINGS

    None


    ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                     PART II


    ITEM 5- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDERS MATTERS

         The Company's Common Stock is traded in the over-the counter market.

         The following table sets forth the range of high and low closing bid prices for the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

    Calendar Years                                              Bid Price
                                                     Low                        High
                                                     ---                        ----
1996:      First Quarter                             $.00125                    $.00125

           Second Quarter                            $.00125                    $.00125

           Third Quarter                             $.00125                    $.00125

           Fourth Quarter (through                   $.00125                    $.00125
           December 27, 1996)

1995:      First Quarter                             $.00125                    $.00125

           Second Quarter                            $.00125                    $.00125

           Third Quarter                             $.00125                    $.00125

           Fourth Quarter                            $.00125                    $.00125

         As of December 27, 1996, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.00125 and $.025, respectively.

         The Company's Common Stock, $.00001 par value, was held of record by approximately 90 persons, including several brokers in their names for their customers' accounts, as of December 27, 1996.

         Holders of the Company's Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has not paid any cash dividends on its Common Stock since its inception, and by reason of its present financial condition and contemplated financial requirements, does not anticipate paying any cash dividends upon such stock in the foreseeable future.

    ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    Operations - Fiscal Year Ended September 30, 1996

         In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended September 30, 1996, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

         Interest of $6,589 was earned in the fiscal year ending September 30, 1996 on the Company's cash balance.


    Fiscal Year Ended September 30, 1996 Compared with Prior Fiscal Years

         The Company was incorporated under the laws of the State of Delaware on October 27, 1986 and due to the necessity of regulatory approval with respect to its originally conceived business continued to be in the developmental stage. Consequently, the Company's activities in prior periods have been purely organizational and developmental.


    Liquidity and Capital Resources

         As of September 30, 1996, the Company had working capital of $236,606.

         Management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

     ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

    ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers and directors of the Company are as follows:

Name                   Age                        Position
----                   ---                        --------

Steven N. Bronson      31       Chairman, President and Chief Executive Officer

James S. Cassel        42       Secretary, Treasurer and Director


         Steven N. Bronson has served as the Company's Chairman, President and Chief Executive Officer since June 1996. Due to the curtailed nature of the Company's business activities, Mr. Bronson does not devote full time to the affairs of the Company. Mr. Bronson is the President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm and has held that position since 1991. Mr. Bronson also sits on the Board of Directors of the Regional Investment Bankers Association, an industry association engaged in capital formation and the distribution of securities. In addition, Steven N. Bronson presently serves as a National Trustee for the Boys and Girls Club of America.

         James S. Cassel has served as the Company's Secretary, Treasurer and as a Director since June 1996. Due to the curtailed nature of the Company's business activities, Mr. Cassel does not devote full time to the affairs of the Company. Mr. Cassel is the Executive Vice President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm and has held that position since 1996. Prior to joining Barber & Bronson Incorporated, Mr. Cassel was the managing partner of the Miami office of Broad and Cassel, a Florida based law firm. He was a member of the American Association of Arbitrators and NASD Board of Arbitrators. Mr. Cassel received his bachelor's degree from American University in 1976 and his J.D. from the University of Miami School of Law in 1979.

         The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

         Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time with or without cause.

Item 7. Financial Statements

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    MEDTECH DIAGNOSTICS, INC.


We have audited the accompanying balance sheet of Medtech Diagnostics, Inc. as of September 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medtech Diagnostics, Inc. as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company previously had been in the development stage and during fiscal 1992 has suspended all operations except for necessary administrative matters. The Company has not recorded any revenue from operations and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.



/s/ GRANT THORNTON LLP
---------------------------
GRANT THORNTON LLP

Melville, New York
December 19, 1996

                            Medtech Diagnostics, Inc.

                                  BALANCE SHEET

                               September 30, 1996



                             ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $   243,606
                                                          ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                 $     7,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (Note D)
    Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and
       outstanding                                              2,814
    Capital in excess of par value                          1,436,745
    Accumulated deficit                                    (1,202,953)
                                                          -----------

                                                              236,606
                                                          -----------
                                                          $   243,606
                                                          ===========

The accompanying notes are an integral part of this statement.

                            Medtech Diagnostics, Inc.

                            STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                       1996               1995
                                                    -----------        --------
Interest income                                     $  6,589           $  7,283

Costs and expenses
    General and administrative                        17,999             21,873
                                                    --------           --------

              NET LOSS                              $(11,410)          $(14,590)
                                                    ========           ========


         Net loss per common share (Note A-3)            NIL                Nil


Weighted average number of shares outstanding    281,400,000        281,400,000


The accompanying notes are an integral part of these statements.

                            Medtech Diagnostics, Inc.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended September 30, 1996 and 1995

                                                 Common stock                Capital in                             Total
                                        --------------------------------      excess of                          stockholders'
                                          Shares                Amount       par value          Deficit             equity
                                        ----------            ----------     ---------          -------             ------
Balance at October 1, 1994               281,400,000            $2,814       $1,436,745        $(1,176,953)         $262,606

Net loss for the year ended
   September 30, 1995                                                                              (14,590)          (14,590)
                                         -----------             -----       ----------         ----------           -------

Balance at September 30, 1995            281,400,000             2,814        1,436,745         (1,191,543)          248,016

Net loss for the year ended
   September 30, 1996                                                                              (11,410)          (11,410)
                                         -----------             -----       ----------         ----------           --------

BALANCE AT SEPTEMBER 30, 1996            281,400,000            $2,814       $1,436,745        $(1,202,953)         $236,606
                                         ===========             =====        =========         ==========           =======

The accompanying notes are an integral part of this statement.

                            Medtech Diagnostics, Inc.

                            STATEMENTS OF CASH FLOWS

                            Year ended September 30,


                                                                1996                 1995
                                                             ----------            --------
Cash flows from operating activities
    Net loss                                                  $(11,410)            $(14,590)
    Adjustments to reconcile net loss to net
       cash used in operating activities
         Changes in operating assets and liabilities
             (Decrease) increase in accounts payable and
                accrued expenses                                (3,950)               6,700
                                                              --------             --------

             Net cash used in operating activities             (15,360)              (7,890)
                                                              --------             ---------

             NET DECREASE IN CASH
                AND CASH EQUIVALENTS                           (15,360)              (7,890)

Cash and cash equivalents at beginning of year                 258,966              266,856
                                                              --------             --------

Cash and cash equivalents at end of year                      $243,606             $258,966
                                                              ========             ========

The accompanying notes are an integral part of these statements.

                            Medtech Diagnostics, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1996 and 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The following represents a summary of significant accounting policies of the Company consistently applied in the preparation of the accompanying financial statements.

     1.  Organization and Operations

         Medtech Diagnostics, Inc. (the "Company"), previously a development stage company incorporated under the laws of the State of Delaware on October 27, 1987, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit (the My-Pap Device). The device was intended to permit a woman to collect a sample of her own vaginal cells for testing by a qualified laboratory. In October 1991, the Company, due to lack of Food and Drug Administration approval, suspended all operations except for necessary administrative matters.

     2.  Basis of Presentation

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has been in the development stage and during fiscal 1992 suspended all operations except for necessary administrative matters and has sustained operating losses since inception, resulting in an accumulated deficit of $1,202,953 at September 30, 1996. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

         The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

     3.  Net Loss per Common Share

         Net loss per common share is based on the average common shares outstanding during the respective periods.

                            Medtech Diagnostics, Inc.

                           September 30, 1996 and 1995

NOTE A (CONTINUED)

     4.  Cash Flows

         For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid state income taxes of approximately $600, for the fiscal years ended September 30, 1996 and 1995.

     5.  Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     6.  Concentration of Credit Risk

         The Company maintains certain cash balances at one financial institution located in New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $144,000 at September 30, 1996.


NOTE B - INCOME TAXES

     At September 30, 1996, the Company has net operating loss carryforwards of approximately $1,203,000, expiring September 30, 2002 through September 30, 2011. On June 5, 1996, 141,000,000 shares of the Company's common stock were sold, which resulted in a more than fifty percentage point change of stock ownership. Consequently, under Section 382 of the Internal Revenue Code, the Company's ability to utilize the net operating loss carryforwards existing prior to the ownership change is subject to an annual limitation of approximately $14,000, and accordingly the maximum net operating loss carryforward presently available is approximately $219,000.

                            Medtech Diagnostics, Inc.

                           September 30, 1996 and 1995

NOTE B (CONTINUED)


     Deferred tax assets of approximately $79,000 related to the Company's net operating loss carryforwards have been provided for, and a like valuation allowance has been recorded at September 30, 1996, as the future utilization of the Company's net operating loss carryforwards is uncertain.

NOTE C - RELATED PARTY TRANSACTION


     Through June 5, 1996, the Company occupied office premises from a company owned principally by the Company's former president, who is the wife of a former director, at no charge to the Company.

     Currently, the Company, at no charge to the Company, utilizes a portion of the premises occupied by a company of which the Company's chairman and treasurer are principals.


NOTE D - CHANGE IN OWNERSHIP AND CONTROL

     On June 5, 1996, pursuant to the terms of a Stock Purchase Agreement (the "Agreement"), Beverly Hills Bancorp sold 141,000,000 shares of the Registrant's common stock, representing 50.1% of the Registrant's issued and outstanding common stock, to Steven N. Bronson and James S. Cassel (the "Purchasers"). The Agreement provided for a purchase price of $165,000, which consideration was paid with the Purchasers' own funds. Upon consummation of the transaction, in accordance with its terms, the Company's chairman and a director resigned from the Registrant's Board of Directors. By resolution of the remaining directors dated June 5, 1996, Messrs. Bronson and Cassel have been appointed to the Registrant's Board of Directors.

    ITEM 10-EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the fiscal year ended September 30, 1996.

         The Company does not presently have any option, bonus, retirement or profit sharing plan.

         The Company has not paid and does not presently propose to pay any director for acting in such capacity compensation, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.


    ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT



         (a) Security Ownership of Certain Beneficial Owners as of December 26, 1996:

                              NAME AND ADDRESS
                               OF BENEFICIAL                     NO. OF SHARES          PERCENT
    CLASS OF SHARES             OWNER                                   OWNED          OF CLASS
    ---------------           ---------------                    ------------          --------
    Common                    Steven N. Bronson
                              201 S. Biscayne Blvd.
                              Suite 2950
                              Miami, FL                             70,500,000           25.05%

    Common                    James S. Cassel and
                              Mindy E. Cassel
                              201 S. Biscayne Blvd.
                              Suite 2950
                              Miami, FL                             70,500,000           25.05%

    Common                    Estate of
                              Jeffrey Wenig
                              9 Dickens Avenue
                              Dix Hills, NY                         20,000,000             7.1%

         (b) Security Ownership of Management as of December 26, 1996:

                                                      COMMON           PERCENT
    NAME OF BENEFICIAL OWNER                          SHARES          OF CLASS
    ------------------------                          ------          --------
    Steven N. Bronson                               70,500,000          25.05%

    James S. Cassel and Mindy E. Cassel             70,500,000          25.05%

    All directors and
    officers as a group
    (2 individuals)                                141,000,000          50.1%

    -------------------------

         (c) Changes in Control:

         On June 5, 1996, pursuant to the terms of a Stock Purchase Agreement (the "Agreement"), Beverly Hills Bancorp sold 141,000,000 shares of the Registrant's Common Stock, representing 50.1% of the Registrant's issued and outstanding Common Stock, to Steven N. Bronson and James S. Cassel (the "Purchasers"). The Agreement provided for a purchase price of $165,000 which consideration was paid with Purchasers' own funds. Upon consummation of the transaction, in accordance with its terms, Messrs. Albert Zlotnick and Michael Berlin resigned from the Registrant's Board of Directors. By resolution of the remaining directors dated June 5, 1996, Messrs. Bronson and Cassel have been appointed to the Registrant's Board of Directors.

    ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K

    (a)(1)   Financial Statements

             The following are included in Part II, Item 7:

    Report of Independent Certified Public Accountants
    Balance Sheet, September 30, 1996
    Statements of Operations,
         Years Ended September 30, 1996 and 1995
    Statement of Changes In Stockholders' Equity,
         Years Ended September 30, 1996 and 1995
    Statement of Cash Flows,
         Years Ended September 30, 1996 and 1995
    Notes to Financial Statements

                  (2) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 33-13110-NY unless another statement or report is identified in parentheses.

    Official Exhibit No.             Description                 Sequential Page No.
    --------------------             -----------                 -------------------
    3A            Articles of Incorporation of Registrant              I/B/R

    3B            By - Laws of Registrant                              I/B/R

    10A           Agreement with Beverly Hills Bancorp                 I/B/R

    10B           Purchase Agreement with William and
                  Diana Truglio                                        I/B/R

    (b) Reports on Form 8-K: Report dated June 5, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Ft. Lauderdale, Florida on the 7th day of January, 1997.

                                    MEDTECH DIAGNOSTICS, INC.



                                    By:/s/Steven N. Bronson
                                       --------------------------------
                                       STEVEN N. BRONSON, President
                                       and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                         Title                      Date
         ---------                         -----                      ----


    /s/ Steven N. Bronson         President,                    January 7, 1997
    ---------------------         (Principal Executive
    STEVEN N. BRONSON             Officer)


    /s/ James S. Cassel           Director,                     January 7, 1997
    ---------------------         Secretary/Treasurer
    JAMES S. CASSEL               (Principal Financial
                                  and Accounting Officer)