Form 10QSB
period 1996-12-31
MEDTECH DIAGNOSTICS INC
filed 1997-02-21
CIK 812149

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-QSB
                       Quarterly or Transitional Report

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER    33-13110-NY

                          MEDTECH DIAGNOSTICS, INC.
            (Exact name of registrant as specified in its charter)


     DELAWARE                                           11-2831380
     --------                                           ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

201 S. BISCAYNE BLVD. SUITE 2950, MIAMI, FL               33131
--------------------------------------------              -----
(Address of principal executive offices)               (Zip Code)

                                 305 536-8500
                                 ------------
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of February 20, 1997 was 281,400,000.

     Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                    ---   ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                PAGE NO.

     ITEM 1.   Balance Sheets as of December 31, 1996
               and September 30, 1996                          3

               Statements of Operations
               Three Months Ended December 31, 1996            4

               Statement of Cash Flows
               Three Months Ended December 31, 1996            5

               Notes to Financial Statements                   6

     ITEM 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                       7

PART II - OTHER INFORMATION:

     ITEM 1.   Legal Proceedings                               8

     ITEM 2.   Changes in Securities                           8

     ITEM 3.   Defaults Upon Senior Securities                 8

     ITEM 4.   Submission of Matters to a Vote                 8
               of Security Holders

     ITEM 5.   Other Information                               8

     ITEM 6.   Exhibits and Reports on Form 8-K                8

               Signatures                                      9

                          MEDTECH DIAGNOSTICS, INC.
                                Balance Sheets
                                 (Unaudited)


                                                   December 31,    September 30,
                                                       1996            1996
                                                   -----------      -----------
ASSETS
 Current Assets
  Cash & Cash Equivalents                          $   243,530      $   243,606
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities                                       $     7,550      $     7,000

 Stockholders' Equity
  Common stock, par value $.00001;                       2,814            2,814
   authorized 500,000,000 share;
   issued and outstanding 281,400,000
  Capital in excess of par value                     1,436,745        1,436,745
   Accumulated deficit
                                                    (1,203,579)      (1,202,953)
                                                   -----------      -----------
                                                   $   235,980      $   236,606
                                                   -----------      -----------

                                                   $   243,530      $   243,606
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                          MEDTECH DIAGNOSTICS, INC.
                           Statements of Operations
                                 (Unaudited)

                                         THREE MONTHS ENDED DECEMBER 31
                                ------------------------------------------------
                                        1996                        1995
                                --------------------        --------------------

Interest Income                          $ 1,574                   $ 1,837

Costs and Expenses
  General and Administrative               2,200                     1,994
                                         -------                   -------
    Net Loss                             $  (626)                  $  (157)
                                         =======                   =======

  Net loss per common share                N/L                       N/L
                                         =======                   =======

Average number of shares
outstanding                          281,400,000               281,400,000




        The accompanying notes are an integral part of these statements.

                           MEDTECH DIAGNOSTICS, INC.
                           Statements of Cash Flows
                                 (Unaudited)



                                                  THREE MONTHS ENDED DECEMBER 31
                                           -------------------------------------------
                                                   1996                   1995
                                           --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $      (626)     $      (157)
  Adjustments to reconcile net earnings
   to net cash used by operating activities:
  Changes in operating assets and
   liabilities:
    Accounts payable and accrued expenses                  550             (821)
                                                   -----------      ------------
Net cash used by Operations                                (76)            (978)

Net (decrease) in cash and
 cash equivalents                                          (76)            (978)

Cash and cash equivalents at beginning
 of period                                             243,606          258,966
                                                   -----------      -----------

Cash and cash equivalents at end of
 period                                            $   243,530      $   257,988
                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                          MEDTECH DIAGNOSTICS, INC.

                        Notes to Financial Statements

                              December 31, 1996



NOTE A - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal recurring accruals) necessary for a fair presentation have been included.

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

    The Company had been in the development state since 1986, however during fiscal 1992 it suspended all operations except for necessary administrative matters and, as a result, has sustained operating losses since inception, resulting in an accumulated deficit of $1,203,579 at September 30, 1996. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

    The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

3.  Net Loss per Common Share

    Net loss per common share is based on the average common shares outstanding during the respective periods.

                          MEDTECH DIAGNOSTICS, INC.

                        Notes to Financial Statements

                              December 31, 1996


NOTES A (continued)

  4.  Cash Flows

      For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company paid state income taxes of approximately $450 for the fiscal years ended September 30, 1996 and 1995, respectively.

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

  6.  Concentration of Credit Risk

      The Company maintains certain cash balances at one financial institution located in New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately 145,350 at December 31, 1996.

NOTE B - INCOME TAXES

  At September 30, 1996, the Company has net operating loss carryforwards of approximately $1,203,000 expiring September 30, 2002 through September 30, 2011. On June 5, 1996, the Company sold 141,000,000 shares of its common stock, which resulted in a more than 50% change of stock ownership. Consequently, under Section 382 of the Internal Revenue Code, the Company's ability to utilize the net operating loss carryforwards is subject to an annual limitation of approximately $14,000, and accordingly the maximum net operating loss carryforward presently available is approximately $219,000.

                           MEDTECH DIAGNOSTICS, INC.

                         Notes to Financial Statements

                               December 31, 1996



NOTE C - RELATED PARTY TRANSACTION

  Currently, the Company, at no charge to the Company, utilizes a portion of the premises occupied by a Company of which the Company's officers are principals.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the quarter ended December 31, 1996, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.

     Interest of $1,524 was earned in the period from October 1, 1996 to December 31, 1996 on the Company's cash balance.

QUARTER ENDED DECEMBER 31, 1996 COMPARED WITH PRIOR FISCAL YEARS

     The Company was incorporated under the laws of the State of Delaware on October 27, 1986 and due to the necessity of regulatory approval with respect to its originally conceived business continued to be in the developmental stage. Consequently, the Company's activities in prior periods have been purely organizational and developmental.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had working capital of $235,580.

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


     ITEM 1.   LEGAL PROCEEDINGS
                       None

     ITEM 2.   CHANGES IN SECURITIES
                       None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                       None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS
                       None

     ITEM 5.   OTHER INFORMATION
                       None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                       None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned, duly authorized at Miami, Florida on the     day of February,
1997.



                                        MEDTECH DIAGNOSTICS, INC.




                              BY:   /s/ STEVEN N. BRONSON
                                  ----------------------------------------
                                   Steven N. Bronson, President
                                   and Chief Executive Officer




                              BY:  /s/ JAMES S. CASSEL
                                  ----------------------------------------
                                   James S. Cassel, Secretary, Treasurer
                                   and Principal Financial Officer