Form 10QSB
period 1997-03-31
MEDTECH DIAGNOSTICS INC
filed 1997-04-22
CIK 812149

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended MARCH 31, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the period from ___________________ to ___________________

                       Commission File Number 33-13110-NY

                           MEDTECH DIAGNOSTICS, INC.

        (Exact name of small business issuer as specified in its charter)

DELAWARE                                    11-2831380
(State or other jurisdiction of             (I.R.S. Employer
incorporation of organization               Identification No.)

201 S. BISCAYNE BLVD, SUITE 2950, MIAMI, FL 33131
(Address of principal executive offices)    (Zip code)

                                 (305) 536-8500
                (Issuer's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 281,400,000

Transitional Small Business Disclosure Format (check one)  Yes         No    X


                           MEDTECH DIAGNOSTICS, INC.

                                                                                                 Pages
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheet - March 31, 1997                                                  3

                  Statements of Operations - Three and six months ended March 31, 1997 and 1996   4

                  Statements of Cash Flows - Six months ended March 31, 1997                      5

                  Notes to Financial Statements                                                 6-7

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                                     8

PART II.          OTHER INFORMATION

Item 1.           Legal proceedings                                                               9

Item 2.           Changes in securities                                                           9

Item 3.           Defaults upon senior securities                                                 9

Item 4.           Submission of matters to a vote of security holders                             9

Item 5.           Other information                                                               9

Item 6.           Exhibits and reports on Form 8-K                                                9

SIGNATURES                                                                                       10


                           MEDTECH DIAGNOSTICS, INC.

                                 Balance Sheet
                                 March 31, 1997

                                 - Unaudited -

                                     ASSETS

Current Assets:

        Cash and cash equivalents                                                     $      240,768
                                                                                      ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable and accrued expenses                                        $        7,422

Commitments and contingencies

Stockholders' equity

        Common stock, par value $.00001; authorized,
          500,000,000 shares; 281,400,000 issued and
          outstanding                                                                         2,814
        Capital in excess of par value                                                    1,436,745
        Accumulated deficit                                                              (1,206,213)
                                                                                       ------------
                                                                                            233,346
                                                                                       ------------
                                                                                     $      240,768
                                                                                       ============

The accompanying notes are an integral part of these statements



                           MEDTECH DIAGNOSTICS, INC.

                            Statements of Operations
           For the three and six months ended March 31, 1997 and 1996

                                 - Unaudited -





                                           Three months ended         Six months ended
                                              March 31,                  March 31,
                                            1997          1996          1997        1996
                                            ----          ----          ----        ----

Interest income                         $   1,688      $   1,614     $   3,262   $   3,451

Costs and expenses:
        General & administrative            4,321          3,477         6,522       5,471
                                         --------      ---------     ---------    --------

Net loss                                $  (2,633)     $  (1,863)    $  (3,260)  $  (2,020)
                                         ========      =========     =========    ========

Net loss per common share               $       -      $       -     $       -   $       -
                                         ========      =========     =========    ========

Weighted average number of
 shares outstanding (thousands)           281,400        281,400       281,400     281,400
                                         ========      =========     =========    ========

The accompanying notes are an integral part of these statements


                           MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
                For the six months ended March 31, 1997 and 1996

                                 - Unaudited -

                                                            Six months ended
                                                                 March 31,
                                                           1997          1996
                                                           ----          ----

Net loss                                               $   (3,260)   $   (2,020)

Adjustments to reconcile net loss to
 net cash used in operating activities:

        Changes in operating assets and liabilities:
         (Decrease) increase in accounts payable and
          accrued expenses                                    422       (10,950)
                                                          -------      --------

        Net cash used in operating activities              (2,838)      (12,970)
                                                          -------      --------

Net decrease in cash and cash equivalents                  (2,838)      (12,970)

Cash and cash equivalents at beginning of period          243,606       258,966
                                                          -------      --------

Cash and cash equivalents at end of period              $ 240,768     $ 245,996
                                                          =======      ========

The accompanying notes are an integral part of these statements

                                 Page 5 of 10 5

                           MEDTECH DIAGNOSTICS, INC.
                         Notes to Financial Statements
                                 March 31, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of Medtech Diagnostics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three and six month periods ended March 31, 1997 and 1996.

It is suggested that these interim financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

1.      Organization and operations

        Medtech Diagnostics Inc., previously a development stage company incorporated under the laws of Delaware on October 27, 1986, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit. In 1991, the Company suspended all operations except for necessary administrative expenses. The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

2.      Basis of presentation

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception resulting in an accumulated deficit of $1,203,579 as of September 1996. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

3.      Net loss per common share

        Net loss per common share is based on the average common shares outstanding during the respective periods.

                           MEDTECH DIAGNOSTICS, INC.
                   Notes to Financial Statements (continued)
                                 March 31, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES (continued)

4.      Cash and cash equivalents

        For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

5.      Concentration of credit risk

        The Company maintains certain cash balances at one financial institution located in Miami, Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1997, uninsured balances aggregate approximately $140,000.

NOTE B - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

As of September 30, 1996, the Company had net operating loss carryforwards of approximately $1,203,000 expiring September 30, 2002 through September 30, 2011. On June 5, 1996, the Company sold 141,000,000 shares of its common stock, which resulted in a more than 50% change of stock ownership. Consequently, under
Section 382 of the Internal Revenue Code, the Company's ability to utilize the net operating loss carryforwards is subject to an annual limitation of approximately $14,000 and accordingly, the maximum net operating loss carryforward presently available is approximately $219,000.

NOTE C - RELATED PARTY TRANSACTIONS

Currently, the Company, at no charge to the Company, utilizes a portion of the premises occupied by a company of which the Company's officers are principals.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and six months ended March 31, 1997 and 1996, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three and six months ended March 31, 1997 the Company received interest income of $1,688 and $3,262, respectively. General and administrative expenses for the three and six months ended March 31, 1997 were $4,321 and $6,522, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had working capital of $233,346. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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

Item 3. Defaults upon Senior Securities               None

Item 4. Submission of Matters to a Vote of
        Security Holders                              None

Item 5. Other Information                             None

Item 6. Exhibits and Reports on Form 8-K              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             MEDTECH DIAGNOSTICS, INC.

April 21, 1997               by: /S/ STEVEN N. BRONSON
                                 ---------------------
                                 President and Chief Executive Officer

April 21, 1997               by: /S/ JAMES S. CASSEL
                                 -------------------
                                 Secretary, Treasurer and Principal Accounting Officer