Form 10QSB
period 1997-06-30
MEDTECH DIAGNOSTICS INC
filed 1997-07-22
CIK 812149

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended JUNE 30, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the period from__________to_________

                       Commission File Number 33-13110-NY

                            MEDTECH DIAGNOSTICS, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                             11-2831380
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)

201 S. BISCAYNE BLVD, SUITE 2950, MIAMI, FL              33131
(Address of principal executive offices)              (Zip code)

                                 (305) 536-8500
                (Issuer's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No___

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 15, 1997 - 281,400,000

Transitional Small Business Disclosure Format (check one)  Yes___ No  X

--------------------------------------------------------------------------------


                            MEDTECH DIAGNOSTICS, INC.

                                                                                                              Pages
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet - June 30, 1997                                                                          3

           Statements of Operations - Three and nine months ended June 30, 1997 and 1996                          4

           Statements of Cash Flows - Nine months ended June 30, 1997                                             5

           Notes to Financial Statements                                                                        6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                                             8

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                                                      9

Item 2.    Changes in securities                                                                                  9

Item 3.    Defaults upon senior securities                                                                        9

Item 4.    Submission of matters to a vote of security holders                                                    9

Item 5.    Other information                                                                                      9

Item 6.    Exhibits and reports on Form 8-K                                                                       9

SIGNATURES                                                                                                       10

                            MEDTECH DIAGNOSTICS, INC.
                                  Balance Sheet
                                  June 30, 1997

                                  - Unaudited -

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                   $    230,619
                                                                 ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $      4,100

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and
       outstanding                                                      2,814
     Capital in excess of par value                                 1,436,745
     Accumulated deficit                                           (1,213,040)
                                                                 ------------
                                                                      226,519
                                                                 ------------
                                                                 $    230,619
                                                                 ============

The accompanying notes are an integral part of these statements


                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations
           For the three and nine months ended June 30, 1997 and 1996

                                  - Unaudited -

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                           --------------------------------   ----------------------------
                                                1997              1996             1997              1996
                                                ----              ----             ----              ----

Interest income                            $   2,703         $   1,569          $   5,966        $   5,020

Costs and expenses:
     General & administrative                  9,530             2,418             16,053            7,889
                                           ---------         ---------          ---------        ---------

Net loss                                   $  (6,827)        $    (849)         $ (10,087)       $  (2,869)
                                           =========         =========          =========        =========

Net loss per common share                  $       -         $       -          $       -        $       -
                                           =========         =========          =========        =========

Weighted average number of
 shares outstanding (thousands)              281,400           281,400            281,400          281,400
                                           =========         =========          =========        =========


The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
                For the nine months ended June 30, 1997 and 1996

                                  - Unaudited -

                                                            NINE MONTHS ENDED
                                                                  JUNE 30,
                                                         -----------------------
                                                            1997          1996
                                                            ----          ----

Net loss                                                  $ (10,087)   $ (2,869)

Adjustments to reconcile net loss to
 net cash used in operating activities:

     Changes in operating assets and liabilities:
      (Decrease) increase in accounts payable and
       accrued expenses                                      (2,900)    (10,950)
                                                          ----------  ---------

     Net cash used in operating activities                  (12,987)    (13,819)
                                                          ----------  ---------

Net decrease in cash and cash equivalents                   (12,987)    (13,819)

Cash and cash equivalents at beginning of period            243,606     258,966
                                                          ---------   ---------

Cash and cash equivalents at end of period                $ 230,619   $ 245,147
                                                          =========   =========

The accompanying notes are an integral part of these statements

                           MEDTECH DIAGNOSTICS, INC.
                          Notes to Financial Statements
                                  June 30, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of Medtech Diagnostics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three and nine month periods ended June 30, 1997 and 1996.

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

2.   Basis of presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception resulting in an accumulated deficit of $1,203,953 as of September 1996. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

3.   Net loss per common share

     Net loss per common share is based on the average common shares outstanding during the respective periods.

                            MEDTECH DIAGNOSTICS, INC.
                    Notes to Financial Statements (continued)
                                  June 30, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES (continued)

4.   Cash and cash equivalents

     For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

5.   Concentration of credit risk

     The Company maintains certain cash balances at one financial institution located in Miami, Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 1997, uninsured balances aggregate approximately $130,000.

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

During the three and nine months ended June 30, 1997 the Company received interest income of $2,703 and $5,966, respectively. General and administrative expenses for the three and nine months ended June 30, 1997 were $9,530 and $16,053, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had working capital of $226,519. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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

                               MEDTECH DIAGNOSTICS, INC.

July 17, 1997                  by: /S/ STEVEN N. BRONSON
                                   ---------------------
                                   Steven N. Bronson
                                   President and Chief Executive Officer

July 17, 1997                  by: /S/ JAMES S. CASSEL
                                   -------------------
                                   James S. Cassel
                                   Secretary, Treasurer and Principal Accounting Officer