Form 10QSB/A
period 1997-06-30
MEDTECH DIAGNOSTICS INC
filed 1997-07-28
CIK 812149

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                 EXHIBIT INDEX


EXHIBIT
-------

27        Financial Data Schedule