Form 10KSB40
period 1997-09-30
MEDTECH DIAGNOSTICS INC
filed 1997-12-12
CIK 812149

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to___________

                       Commission File Number 33-13110-NY

                            MEDTECH DIAGNOSTICS, INC.
                 (Name of small business issuer in its charter)

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $8,990

As of December 2, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on that date was $1,842,750. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of December 2, 1997, there were issued and outstanding 281,400,000 shares of the registrant's Common Stock, par value $.00001 per share.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Medtech Diagnostics, Inc., (the "Company"), was incorporated under the laws of the State of Delaware on October, 27, 1986. In October 1991, the Company suspended all operations, except for necessary administrative matters and ceased to be an operating company.

In January 1993, the Company consummated an agreement with Beverley Hills Bancorp. ("BHB") wherein BHB acquired a controlling interest in the Company. On June 5, 1996, BHB sold its entire interest in the Company's Common Stock to Messrs. Steven N. Bronson and James S. Cassel, who constitute the present management of the Company.

The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

The Company currently has no full time employees, its Chairman, President and Chief Executive Officer is Steven N. Bronson and James S. Cassel serves as the Company's Secretary and Treasurer.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company presently maintains its corporate and administrative offices at 201
S. Biscayne Blvd., Suite 2950, Miami, Florida 33131. The Company utilizes a portion of the premises occupied by Barber & Bronson Incorporated, a full service brokerage investment banking firm, with which both Messrs. Bronson and Cassel are principals. Due to the curtailed nature of the Company's operations Barber & Bronson Incorporated has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended September 30, 1997 and 1996.

ITEM 3 - LEGAL PROCEEDINGS

As of December 2, 1997, the Company is not a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.00001 per share, is traded in the over-the counter market.

The following table sets forth the range of high and low closing bid prices for the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, mark down or commissions, and do not necessarily represent actual transactions.


                                                                           BID PRICE
                                                              ---------------------------------
CALENDAR YEARS                                                  LOW                      HIGH
--------------                                                -------                   -------
1997:             First Quarter                               $.00125                   $.00125
                  Second Quarter                              $.00125                   $.00125
                  Third Quarter                               $.00125                   $.00125
                  Fourth Quarter (through
                    December 2)                               $.00125                   $.00125

1996:             First Quarter                               $.00125                   $.00125
                  Second Quarter                              $.00125                   $.00125
                  Third Quarter                               $.00125                   $.00125
                  Fourth Quarter                              $.00125                   $.00125


As of December 2, 1997, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.00125 and $.025, respectively.

As of December 2, 1997, the Company's Common Stock was held by approximately 90 record holders, who the Company believes held for in excess of 300 beneficial holders.

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended September 30, 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

RESULTS OF OPERATIONS

During the year ended September 30, 1997 ("Fiscal 97"), the Company earned interest of $8,990, as compared to $6,589 interest earned in the year ended September 30, 1996 ("Fiscal 96"), an increase of

$2,401. During Fiscal 97, the Company incurred general & administrative expenses of $20,464, an increase of $2,465 over Fiscal 96 expenses of $17,999. This increase was primarily due to additional printing costs associated with the Company's Securities and Exchange Commission filings via EDGAR.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 97, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of September 30, 1997, the Company had working capital of $225,132. This working capital is expected to be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this report as indexed in the appendix on page 10.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company are as follows:


NAME                                AGE              POSITION
----                                ---              --------
Steven N. Bronson                   32               Chairman, President and Chief Executive Officer

James S. Cassel                     43               Secretary, Treasurer and Director


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

The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such director to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, data and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause be a majority of the votes cast by the shareholders entitled to vote for the election of directors.

Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are Directors at any time with or without cause.

ITEM 10 - EXECUTIVE COMPENSATION

Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the fiscal year ended September 30, 1997.

The Company does not presently have any option, bonus, retirement or profit sharing plans.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of October 31, 1997 by (i) each person or entity known by the Company to own beneficial more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

                                           NUMBER OF             PERCENT
NAME AND ADDRESS                          SHARES OWNED          OF CLASS
----------------                          ------------          --------
Steven N. Bronson                           70,500,000            25.05%

James S. Cassel
and Mindy E. Cassel                         70,500,000            25.05%

Estate of Jeffrey Wenig (1)
9 Dickens Avenue
Dix Hills, NY                               20,000,000             7.10%

All directors and executive officers
  as a group (2 persons)                   141,000,000            50.10%


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes a portion of the premises occupied by Barber & Bronson Incorporated, with which both Messrs. Bronson and Cassel are principals. Due to the curtailed nature of the Company's operations Barber & Bronson Incorporated has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended September 30, 1997 and 1996.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Annual Report on Form 10-KSB for the year ended September 30, 1997.

         EXHIBIT NO.           EXHIBIT DESCRIPTION
         -----------           -------------------
         3.1                   Articles of Incorporation of the Company. (1)

         3.2                   By-Laws of the Company. (1)

         27                    Financial Data Schedule (EDGAR version only).
---------------
         (1) Incorporated herein by reference to the same numbered Exhibit to the Company's earlier Form 10-KSB filings under Commission file number 33-13110-NY.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended September 30, 1997.

(C)      FINANCIAL STATEMENTS

         The financial statements and related notes of the Company begin on page 12 in the appendix. The report of the independent certified public accountants on the Company's financial statements begin on page 11 in the appendix.

(D)      FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the financial statements or related notes included herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDTECH DIAGNOSTICS, INC.

December 9, 1997                      by: /S/ STEVEN N. BRONSON
                                          ---------------------
                                          Steven N. Bronson
                                          President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 9, 1997                      by: /S/ STEVEN N. BRONSON
                                          ---------------------
                                          Steven N. Bronson
                                          President and Chief Executive Officer

December 9, 1997                      by: /S/ JAMES S. CASSEL
                                          -------------------
                                          James S. Cassel
                                          Secretary, Treasurer and Principal
                                          Accounting Officer

                                                                        APPENDIX

ITEM 7 - FINANCIAL STATEMENTS


                            MEDTECH DIAGNOSTICS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page:

         Report of Independent Public Accountants                   11

         Balance Sheet                                              12

         Statements of Operations                                   13

         Statements of Stockholders' Equity                         14

         Statements of Cash Flows                                   15

         Notes to Financial Statements                              16


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Medtech Diagnostics, Inc.


We have audited the accompanying balance sheet of Medtech Diagnostics, Inc. as of September 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medtech Diagnostics, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company previously had been in the development stage and during fiscal 1992 suspended all operations except for necessary administrative matters. The Company has not recorded any revenue from operations and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.


GRANT THORNTON LLP

Melville, New York
November 25, 1997

                            MEDTECH DIAGNOSTICS, INC.
                                  Balance Sheet
                               September 30, 1997

                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                     $    231,882
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                         $      6,750
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and  outstanding            2,814
     Capital in excess of par value                                   1,436,745
     Accumulated deficit                                             (1,214,427)
                                                                   ------------
                                                                        225,132
                                                                   ------------
                                                                   $    231,882
                                                                   ============

The accompanying notes are an integral part of this statement

                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations
                        For the years ended September 30,

                                                1997                  1996
                                                ----                  ----


INTEREST INCOME                          $     8,990           $     6,589

COSTS AND EXPENSES
     General & administrative                 20,464                17,999
                                           ---------             ---------

NET LOSS                                  $   11,474            $   11,410
                                           =========             =========

NET LOSS PER COMMON SHARE                 $        -            $        -
                                           =========             =========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      281,400,000           281,400,000
                                         ===========           ===========


The accompanying notes are an integral part of these statements


                            MEDTECH DIAGNOSTICS, INC.
                  Statements of Changes in Stockholders' Equity
                 For the years ended September 30, 1997 and 1996


                                                    COMMON STOCK             CAPITAL IN
                                          -----------------------------       EXCESS OF       ACCUMULATED
                                            SHARES               AMOUNT       PAR VALUE         DEFICIT           TOTAL
                                          -----------           -------       ----------     -------------      --------
BALANCE, OCTOBER 1, 1995                  281,400,000           $ 2,814       $1,436,745      $(1,191,543)      $248,016

Net loss                                            -                 -                -          (11,410)       (11,410)
                                          -----------            ------        ---------       ----------        -------

BALANCE, SEPTEMBER 30, 1996               281,400,000             2,814        1,436,745       (1,202,953)       236,606

Net loss                                            -                 -                -          (11,474)       (11,474)
                                          -----------            ------        ---------       ----------        -------

BALANCE, SEPTEMBER 30, 1997               281,400,000           $ 2,814       $1,436,745      $(1,214,427)      $225,132
                                          ===========            ======        =========       ==========        =======



The accompanying notes are an integral part of these statements


                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
                        For the years ended September 30,

                                                                  1997                 1996
                                                                  ----                 ----
OPERATING ACTIVITIES

Net loss                                                    $  (11,474)           $ (11,410)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
     Changes in operating assets and liabilities:

      Decrease in accounts payable
       and accrued expenses                                       (250)              (3,950)
                                                             ---------             --------

     Net cash used in operating activities                     (11,724)             (15,360)
                                                             ---------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (11,724)             (15,360)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                    243,606              258,966
                                                              --------             --------

CASH AND CASH EQUIVALENTS END OF YEAR                        $ 231,882            $ 243,606
                                                              ========             ========

Supplemental disclosure:
Income taxes paid                                            $     521           $      600
                                                              ========            =========



The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                          Notes to Financial Statements
                           September 30, 1997 and 1996

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND OPERATIONS: Medtech Diagnostics Inc., previously a development stage company incorporated under the laws of Delaware on October 27, 1986, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit. In 1991, the Company suspended all operations except for necessary administrative expenses. The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception resulting in an accumulated deficit of $1,214,427 as of September 30, 1997. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

The Company is currently seeking companies to merger with or acquire, so as to best utilize the Company's cash and corporate structure.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

CASH AND CASH EQUIVALENTS: All short-term investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents, which consist primarily of certificates of deposit are stated at cost which approximates fair value.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with institutions insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 1997, uninsured balances aggregated approximately $131,000.

RECENTLY ISSUED ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual period ending after December 15, 1997, and earlier application is not permitted. Under the Company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the Company's determination of earnings per share.

                            MEDTECH DIAGNOSTICS, INC.
                    Notes to Financial Statements (continued)
                           September 30, 1997 and 1996

NOTE 3 - INCOME TAXES

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") requires the use of an asset and liability approach in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

As of September 30, 1997, the Company had net operating loss carryforwards of approximately $1,214,000 for income tax purposes, which expire in varying amounts beginning September 30, 2002 through 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change of control occurred during the fiscal year ended September 30, 1996. As a result, the Company's ability to utilize the net operating loss carryforwards existing prior to the ownership change is subject to an annual limitation of approximately $14,000 and accordingly, the maximum net operating loss presently available is approximately $230,000.

The Company has determined that the realization of the loss carryforwards does not meet the recognition criteria under SFAS No. 109 and, accordingly, a 100% valuation allowance has been established for the tax benefit of these items.

NOTE 4 - RELATED PARTY TRANSACTIONS

Currently, the Company, at no charge to the Company, utilizes a portion of the premises occupied by a company of which the Company's officers are principals. Further that company provides certain administrative services to the Company at no charge to the Company.

Through June 5, 1996, the Company, at no charge to the Company, occupied office premises from a company principally owned by the Company's former president, who is the wife of a former director.

NOTE 5 - CHANGE IN OWNERSHIP AND CONTROL

On June 5, 1996 pursuant to the terms of a Stock Purchase Agreement (the "Agreement"), Beverly Hills Bancorp sold 141,000,000 shares of the Company's Common Stock, representing 50.10% of the Company's issued and outstanding Common Stock to Steven N. Bronson and James S. Cassel (the "Purchasers"). The Agreement provided for a purchase price of $165,000, which consideration was paid with the Purchasers' own funds. Upon consummation of the transaction, in accordance with its terms, the Company's chairman and a director resigned from the Company's Board of Directors. By resolution of the remaining directors dated June 5, 1996, Messrs. Bronson and Cassel were appointed the Company's Board of Directors and subsequently, the remaining directors resigned.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------


27                  Financial Data Schedule