Form 10QSB
period 1997-12-31
MEDTECH DIAGNOSTICS INC
filed 1998-02-02
CIK 812149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the period from ___________________to____________________

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 31, 1998 - 281,400,000

Transitional Small Business Disclosure Format (check one)  Yes [ ]   No  [X]

================================================================================

                           MEDTECH DIAGNOSTICS, INC.

                                                                                            PAGES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet - December 31, 1997                                                   3

           Statements of Operations - Three months ended December 31, 1997 and 1996            4

           Statements of Cash Flows - Three months ended December 31, 1997 and 1996            5

           Notes to Financial Statements                                                     6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                                         8

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                                   9

Item 2.    Changes in securities                                                               9

Item 3.    Defaults upon senior securities                                                     9

Item 4.    Submission of matters to a vote of security holders                                 9

Item 5.    Other information                                                                   9

Item 6.    Exhibits and reports on Form 8-K                                                    9

SIGNATURES                                                                                    10




                           MEDTECH DIAGNOSTICS, INC.
                                 Balance Sheet
                               December 31, 1997

                                 - Unaudited -

                                     ASSETS

Current Assets:
     Cash and cash equivalents                              $      228,970
                                                            ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                  $        2,781

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and
       outstanding                                                   2,814
     Capital in excess of par value                              1,436,745
     Accumulated deficit                                        (1,213,370)
                                                            --------------
                                                                   226,189
                                                            --------------
                                                            $      228,970
                                                            ==============












The accompanying notes are an integral part of these statements

                           MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations
             For the three months ended December 31, 1997 and 1996

                                 - Unaudited -




                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                        ---------------------------
                                           1997             1996
                                        ----------       ----------

Interest income                         $    2,644        $   1,574

Costs and expenses:
     General & administrative                1,587            2,200
                                        ----------       ----------

Net income (loss)                       $    1,057       $     (626)
                                        ==========       ==========

Net income (loss) per common share      $        -       $        -
                                        ==========       ==========

Weighted average number of
 shares outstanding (thousands)            281,400          281,400
                                        ==========       ==========



















The accompanying notes are an integral part of these statements



                           MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
             For the three months ended December 31, 1997 and 1996

                                 - Unaudited -


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             --------------------------
                                                                1997             1996
                                                             ---------        ---------

Net income (loss)                                            $   1,057        $    (626)

Adjustments to reconcile net loss to
net cash used in operating activities:

     Changes in operating assets and liabilities:
      (Decrease) increase in accounts payable and
       accrued expenses                                         (3,969)             550
                                                             ---------        ---------

     Net cash used in operating activities                      (2,912)             (76)
                                                             ---------        ---------

Net decrease in cash and cash equivalents                       (2,912)             (76)

Cash and cash equivalents at beginning of period               231,882          243,606
                                                             ---------        ---------

Cash and cash equivalents at end of period                   $ 228,970        $ 243,530
                                                             =========        =========
















The accompanying notes are an integral part of these statements

                           MEDTECH DIAGNOSTICS, INC.
                         Notes to Financial Statements
                               December 31, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of Medtech Diagnostics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three month period ended December 31, 1997 and 1996.

It is suggested that these interim financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

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

2.   Basis of presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception resulting in an accumulated deficit of $1,214,427 as of September 1997. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

3.   Net income (loss) per common share

     Net income (loss) per common share is based on the average common shares outstanding during the respective periods.

                           MEDTECH DIAGNOSTICS, INC.
                   Notes to Financial Statements (continued)
                               December 31, 1997

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES (continued)

4.   Cash and cash equivalents

     For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

5.   Concentration of credit risk

     The Company maintains certain cash balances at one financial institution located in Miami, Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1997, uninsured balances aggregate approximately $128,000.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months ended December 31, 1997 and 1996, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three months ended December 31, 1997 and 1996, the Company received interest income of $2,644 and $1,574, respectively. General and administrative expenses for the three months ended December 31, 1997 and 1996 were $1,587 and $2,200, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had working capital of $226,189. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

PART II - OTHER INFORMATION


Item 1.      Legal Proceedings                            None

Item 2.      Changes in Securities                        None

Item 3.      Defaults upon Senior Securities              None

Item 4.      Submission of Matters to a Vote of
              Security Holders                            None

Item 5.      Other Information                            None

Item 6.        a    -    Exhibits

                         27.1 Financial Data Schedule

               b    -    Reports on Form 10-K none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                            MEDTECH DIAGNOSTICS, INC.


February 2, 1998            by: /S/ STEVEN N. BRONSON
                            ---------------------------------------------
                            Steven N. Bronson
                            President and Chief Executive Officer



February 2, 1998            by: /S/ JAMES S. CASSEL
                            ---------------------------------------------
                            James S. Cassel
                            Secretary, Treasurer and Principal Accounting
                            Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------


27.1                          Financial Data Schedule