Form 10QSB
period 1998-03-31
MEDTECH DIAGNOSTICS INC
filed 1998-04-22
CIK 812149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the period from ___________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 17, 1998 - 281,400,000

Transitional Small Business Disclosure Format (check one)  Yes         No    X

================================================================================

                            MEDTECH DIAGNOSTICS, INC.

                                                                                                    Pages

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet - March 31, 1998                                                               3

           Statements of Operations - Three and six months ended March 31, 1998 and 1997                4

           Statements of Cash Flows - Six months ended March 31, 1998 and 1997                          5

           Notes to Financial Statements                                                              6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                                                  8

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                                            9

Item 2.    Changes in securities                                                                        9

Item 3.    Defaults upon senior securities                                                              9

Item 4.    Submission of matters to a vote of security holders                                          9

Item 5.    Other information                                                                            9

Item 6.    Exhibits and reports on Form 8-K                                                             9

SIGNATURES                                                                                             10

                            MEDTECH DIAGNOSTICS, INC.
                                  Balance Sheet
                                 March 31, 1998

                                  - Unaudited -



                                     ASSETS

Current Assets:
     Cash and cash equivalents                                   $      229,784
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $        3,506

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and
       outstanding                                                        2,814
     Capital in excess of par value                                   1,436,745
     Accumulated deficit                                             (1,213,281)
                                                                 --------------
                                                                        226,278
                                                                 --------------
                                                                 $      229,784
                                                                 ==============

The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations
           For the three and six months ended March 31, 1998 and 1997


                                  - Unaudited -

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                           ------------------           -------------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----


Interest income                                       $  2,632       $  1,688       $  5,275       $  3,262

Costs and expenses:
     General & administrative                            2,542          4,321          4,129          6,522
                                                      --------       --------       --------       --------

Net income (loss)                                     $     90       $ (2,633)      $  1,146       $ (3,260)
                                                      ========       ========       ========       ========

Net income (loss)
      per common share                                $      -       $      -       $      -       $      -
                                                      ========       ========       ========       ========

Weighted average number of
 shares outstanding (thousands)                        281,400        281,400        281,400        281,400
                                                      ========       ========       ========       ========




The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997

                                  - Unaudited -

                                                                                        SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      -------------------
                                                                                      1998           1997
                                                                                      ----           ----

Net income (loss)                                                               $    1,146      $  (3,260)

Adjustments to reconcile net loss to
net cash used in operating activities:

     Changes in operating assets and liabilities:
      (Decrease) increase in accounts payable and
       accrued expenses                                                             (3,244)           422
                                                                                ----------      ---------

     Net cash used in operating activities                                          (2,098)        (2,838)
                                                                                ----------      ---------

Net decrease in cash and cash equivalents                                           (2,098)        (2,838)

Cash and cash equivalents at beginning of period                                   231,882        243,606
                                                                                ----------      ---------

Cash and cash equivalents at end of period                                      $  229,784      $ 240,768
                                                                                ==========      =========





The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                          Notes to Financial Statements
                                 March 31, 1998

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of Medtech Diagnostics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three and six month periods ended March 31, 1998 and 1997.

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

                            MEDTECH DIAGNOSTICS, INC.
                    Notes to Financial Statements (continued)
                                 March 31, 1998

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES (continued)

4.   Cash and cash equivalents

     For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

5.   Concentration of credit risk

     The Company maintains certain cash balances at one financial institution located in Miami, Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1998, uninsured balances aggregate approximately $129,000.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and six months ended March 31, 1998 and 1997, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three months ended March 31, 1998 and 1997, the Company received interest income of $2,632 and $1,688, respectively. General and administrative expenses for the three months ended March 31, 1998 and 1997 were $2,542 and $4,321, respectively.

During the six months ended March 31, 1998 and 1997, the Company received interest income of $5,275 and $3,262, respectively. General and administrative expenses for the six months ended March 31, 1998 and 1997 were $4,129 and $6,522, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had working capital of $226,278. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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

                                MEDTECH DIAGNOSTICS, INC.

April 20, 1998                  by:/S/ STEVEN N. BRONSON
                                   --------------------------------------------
                                   Steven N. Bronson
                                   President and Chief Executive Officer

April 20, 1998                  by:/S/ JAMES S. CASSEL
                                   ---------------------------------------------
                                   James S. Cassel
                                   Secretary, Treasurer and Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                           DESCRIPTION
-------                           -----------

27.1     Financial Data Schedule