Form 10QSB
period 1998-06-30
MEDTECH DIAGNOSTICS INC
filed 1998-08-10
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the period from ___________________ to _________________

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 1998 - 281,400,000

Transitional Small Business Disclosure Format (check one)  Yes ____ No    X


                            MEDTECH DIAGNOSTICS, INC.

                                                                                                              Pages

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet - June 30, 1998                                                                          3

           Statements of Operations - Three and nine months ended June 30, 1998 and 1997                          4

           Statements of Cash Flows - Nine months ended June 30, 1998 and 1997                                    5

           Notes to Financial Statements                                                                        6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                                                            8

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                                                      9

Item 2.    Changes in securities                                                                                  9

Item 3.    Defaults upon senior securities                                                                        9

Item 4.    Submission of matters to a vote of security holders                                                    9

Item 5.    Other information                                                                                      9

Item 6.    Exhibits and reports on Form 8-K                                                                       9

SIGNATURES                                                                                                       10

                            MEDTECH DIAGNOSTICS, INC.
                                  Balance Sheet
                                  June 30, 1998

                                  - Unaudited -



                                     ASSETS

Current Assets:
     Cash and cash equivalents                                $      231,029
                                                              ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $       10,453

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.00001; authorized,
       500,000,000 shares; 281,400,000 issued and
       outstanding                                                     2,814
     Capital in excess of par value                                1,436,745
     Accumulated deficit                                          (1,218,983)
                                                              --------------
                                                                     220,576
                                                              --------------
                                                              $      231,029
                                                              ==============

The accompanying notes are an integral part of these statements



                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Operations
           For the three and nine months ended June 30, 1998 and 1997

                                  - Unaudited -



                                                     Three months ended                 Nine months ended
                                                           June 30,                         June 30,
                                                     ------------------------------     -------------------
                                                1998              1997             1998              1997
                                                ----              ----             ----              ----

Interest income                              $ 3,011           $ 2,703          $ 8,287           $ 5,966

Costs and expenses:
     General & administrative                  8,714             9,530           12,843            16,053
                                            --------          --------        ---------          --------

Net loss                                    $ (5,703)          $(6,827)       $  (4,556)         $(10,087)
                                            --------          --------        ---------          --------

Net loss per common share                   $      -           $     -        $       -          $      -
                                            --------          --------        ---------          --------

Weighted average number of
 shares outstanding (thousands)              281,400           281,400          281,400           281,400
                                            --------          --------        ---------          --------



The accompanying notes are an integral part of these statements



                            MEDTECH DIAGNOSTICS, INC.
                            Statements of Cash Flows
                For the nine months ended June 30, 1998 and 1997

                                  - Unaudited -




                                                                    Nine months ended
                                                                          June 30,
                                                              ----------------------------
                                                                    1998              1997
                                                                    ----              ----
Net loss                                                      $   (4,556)        $ (10,087)

Adjustments to reconcile net loss to
net cash used in operating activities:

     Changes in operating assets and liabilities:
      (Decrease) increase in accounts payable and
       accrued expenses                                            3,703            (2,900)
                                                               ---------         ---------

     Net cash used in operating activities                          (853)          (12,987)
                                                               ---------         ---------
Net decrease in cash and cash equivalents                           (853)          (12,987)

Cash and cash equivalents at beginning of period                 231,882           243,606
                                                               ---------         ---------

Cash and cash equivalents at end of period                     $ 231,029         $ 230,619
                                                               =========         =========


The accompanying notes are an integral part of these statements

                            MEDTECH DIAGNOSTICS, INC.
                          Notes to Financial Statements
                                  June 30, 1998

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of Medtech Diagnostics, Inc. (the "ACompany") have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three and nine month periods ended June 30, 1998 and 1997.

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

                            MEDTECH DIAGNOSTICS, INC.
                    Notes to Financial Statements (continued)
                                  June 30, 1998

NOTE A - SUMMARY OF ACCOUNTING PRINCIPLES (continued)

4.   Cash and cash equivalents

     For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

5.   Concentration of credit risk

     The Company maintains certain cash balances at one financial institution located in Miami, Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 1998, uninsured balances aggregate approximately $131,000.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and nine months ended June 30, 1998 and 1997, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three months ended June 30, 1998 and 1997, the Company received interest income of $3,011 and $2,703, respectively. General and administrative expenses for the three months ended June 30, 1998 and 1997 were $8,714 and $9,530, respectively.

During the nine months ended June 30, 1998 and 1997, the Company received interest income of $8,287 and $5,966, respectively. General and administrative expenses for the nine months ended June 30, 1998 and 1997 were $12,843 and $16,053, respectively.

MERGER NEGOTIATIONS

During the three months ended June 30, 1998, the Company negotiated a potential merger with a third party pursuant to a letter of intent. The Company and the third party could not agree on the terms of such merger and negotiations have been terminated. In connection with such activities, the Company incurred expenses of $6,220.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of $220,576. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                            MEDTECH DIAGNOSTICS, INC.

August 7, 1998              by /S/ STEVEN N. BRONSON
                               ---------------------
                               Steven N. Bronson
                               President and Chief Executive Officer

August 7, 1998              by:/S/ JAMES S. CASSEL
                               -------------------
                               James S. Cassel
                               Secretary, Treasurer and Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27         Financial Data Schedule