Form 10KSB
period 1998-09-30
MEDTECH DIAGNOSTICS INC
filed 1999-01-13
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended September 30, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-131110-NY

                            Medtech Diagnostics, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                    11-2831380
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)

16 East 52nd Street, Suite 501, New York, NY                10022
(Address of principal executive offices)                    (Zip code)

                                 (212) 872-1623
                (Issuer's telephone number, including area code)

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

                             Yes |X|          No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,337

As of January 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on that date was $1,060,020. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of January 8, 1999, there were issued and outstanding 281,400,000 shares of the registrant's Common Stock, par value $.00001 per share.

                                     PART I

Item 1 - Description of Business

Medtech Diagnostics, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on October 27, 1986. In October 1991, the Company suspended all operations, except for necessary administrative matters and ceased to be an operating company.

In January 1993, the Company consummated an agreement with Beverley Hills Bancorp. ("BHB") wherein BHB acquired a controlling interest in the Company. On June 5, 1996, BHB sold its entire interest in the Company's Common Stock to Messrs. Steven N. Bronson and James S. Cassel. In September, 1998, Mr. Cassel sold an aggregate of 70,500,000 shares of the Company's Common Stock, representing Mr. Cassel's entire interest in the Company, to Mr. Bronson.

The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

The Company currently has no full time employees and its sole officer and director is Steven N. Bronson.

Item 2 - Description of Property

The Company presently maintains its corporate and administrative offices at 16 East 52nd Street, Suite 501, New York, New York 10022. The Company utilizes a portion of the premises occupied by Catalyst Financial Corp., a full service brokerage investment banking firm, with which Mr. Bronson is a principal. Due to the curtailed nature of the Company's operations Catalyst Financial Corp. has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company during the fiscal years ended September 30, 1998 and 1997.

Item 3 - Legal Proceedings

As of January 8, 1999, the Company is not a party to any material legal proceedings.

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

                                             Bid Price
                                        -------------------
Calendar Years                           Low         High
                                        -------     -------
1998:    First Quarter                  $.0001      $.0001
         Second Quarter                 $.0001      $.0001
         Third Quarter                  $.0001      $.0001
         Fourth Quarter                 $.0001      $.0001

1997:    First Quarter                  $.00125     $.00125
         Second Quarter                 $.00125     $.00125
         Third Quarter                  $.00125     $.00125
         Fourth Quarter                 $.0001      $.0001

As of January 8, 1999, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.0001 and $.015, respectively.

As of January 8, 1999, the Company's Common Stock was held by approximately 90 record holders, who the Company believes held for in excess of 300 beneficial holders.

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis

General

In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended September 30, 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's sole officer has waived compensation.

Results of Operations

During the year ended September 30, 1998 ("Fiscal 98"), the Company earned interest of $8,337 as compared to $8,990 of interest earned in the year ended September 30, 1997 ("Fiscal 97"), a decrease of $653. During Fiscal 98, the Company incurred general and administrative expenses of $13,571, a decrease of $6,893 over Fiscal 97 expenses of $20,464. The decrease was primarily due to decreases in printing costs associated with the Company's Securities and Exchange Commission filings via EDGAR.

Liquidity and Capital Resources

During Fiscal 98, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of September 30, 1998, the Company had working capital of $219,898. This working capital is expected to be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Item 7 - Financial Statements

The financial statements and related notes are included as part of this report as indexed in the appendix on page 10.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

The executive officers and directors of the Company are as follows:

Name                       Age                     Position
----                       ---                     --------

Steven N. Bronson          33                      Sole Officer and Director

Steven N. Bronson has served as the Company's sole officer and director since September, 1998 and as the Company's Chairman, President and Chief Executive Officer during the period of June, 1996 through September, 1998. Due to the curtailed nature of the Company's business activities, Mr. Bronson does not devote full time to the affairs of the Company. Mr. Bronson is the President of Catalyst Financial Corp., a full service securities brokerage and investment banking firm and has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage investment banking firm. In addition, Mr. Bronson is the Chief Executive Officer and a director of Mikron Instrument Company, Inc., a publicly traded corporation.

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

Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors have been duly elected and qualify. Officers may be removed by the Board of Directors at any time with or without cause.

For the year ended September 30, 1998, based solely on its review of copies of Forms 3 and 4 received by it, and written representations that no Forms 5 were required, the Company believes that these Forms were timely filed pursuant to
Section 16 of the Securities Exchange Act of 1934, with the exception of the late filing of a Form 3 and a Form 4 (filing made on Form 5) by Steven N. Bronson, each of such Forms relating to one transaction.


Item 10 - Executive Compensation

Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the fiscal year ended September 30, 1998.

The Company does not presently have any option, bonus, retirement or profit sharing plans.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Common Stock as of January 8, 1999 by (i) each person or entity known by the Company to own beneficial more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

                                                Number of              Percent
Name and Address                              Shares owned            of class
----------------                              ------------            --------

Steven N. Bronson                              141,000,000             50.10%

Estate of Jeffrey Wenig (1)
9 Dickens Avenue
Dix Hills, NY                                   20,000,000              7.10%

All directors and executive officers
as a group (1 person)                          141,000,000             50.10%

Item 12 - Certain Relationships and Related Transactions

The Company utilizes a portion of the premises occupied by Catalyst Financial Corp., with which Mr. Bronson is a principal. Due to the curtailed nature of the Company's operations Catalyst Financial Corp has, until further notice, waived the payment of rent by the Company.

Item 13 - Exhibits List and Reports on Form 8-K

(a)   Exhibits

      The following exhibits are filed as part of this Annual Report on Form 10-KSB for the year ended September 30, 1998.

      Exhibit No.       Exhibit Description
      -----------       -------------------

      3.1               Articles of Incorporation of the Company. (1)

      3.2               By-Laws of the Company. (1)

      27                Financial Data Schedule (EDGAR version only).

      ----------
      (1) Incorporated herein by reference to the same numbered Exhibit to the Company's earlier Form 10-KSB filings under Commission file number 33- 13110-NY.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended September 30, 1998.

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

                                    Medtech Diagnostics, Inc.


January 12, 1999                    by: /s/ Steven N. Bronson
                                        ---------------------
                                        Steven N. Bronson
                                        Sole Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 12, 1999                    by: /s/ Steven N. Bronson
                                        ---------------------
                                        Steven N. Bronson
                                        Sole Officer (inclusive of Chief
                                        Executive Officer and Principal
                                         Accounting Officer) and Director

                                                                        APPENDIX
Item 7 - Financial Statements

                            Medtech Diagnostics, Inc.
                          Index to Financial Statements

                                                                           Page:

               Report of Independent Certified Public Accountants            11
               Balance Sheet                                                 12
               Statements of Operations                                      13
               Statement of Changes in Stockholders' Equity                  14
               Statements of Cash Flows                                      15
               Notes to Financial Statements                                 16

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Medtech Diagnostics, Inc.

We have audited the accompanying balance sheet of Medtech Diagnostics, Inc. as of September 30, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medtech Diagnostics, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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

GRANT THORNTON LLP


Melville, New York
January 5, 1999

                            Medtech Diagnostics, Inc.
                                  BALANCE SHEET
                               September 30, 1998

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $223,398
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $3,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $.00001; authorized,
     500,000,000 shares; 281,400,000 issued and
     outstanding                                                          2,814
     Capital in excess of par value                                   1,436,745
     Accumulated deficit                                             (1,219,661)
                                                                    -----------
                                                                        219,898
                                                                    -----------
                                                                       $223,398
                                                                    ===========

The accompanying notes are an integral part of this statement.

                            Medtech Diagnostics, Inc.
                            STATEMENTS OF OPERATIONS
                          Year ended September 30, 1998

                                                       1998             1997
                                                   ------------     ------------

Interest income                                          $8,337           $8,990

Costs and expenses
     General and administrative                          13,571           20,464

Net loss                                                 $5,234          $11,474
                                                   ============     ============
Net loss per common share -
     basic and diluted                             $         --     $         --
                                                   ============     ============
Weighted average number of
     shares outstanding                             281,400,000      281,400,000
                                                   ============     ============

The accompanying notes are an integral part of these statements.

                            Medtech Diagnostics, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended September 30, 1998 and 1997

                                                             Capital in                     Total
                                      Common Stock           excess of                   Stockholders'
                                  Shares        Amount       par value      Deficit         Equity
                                -----------   -----------   -----------   -----------    -----------
Balance at October 1, 1996      281,400,000        $2,814    $1,436,745   $(1,202,953)      $236,606

Net Loss for the year ended
September 30, 1997                       --            --            --       (11,474)       (11,474)
                                -----------   -----------   -----------   -----------    -----------
Balance at September 30, 1997   281,400,000         2,814     1,436,745   $(1,214,427)       225,132

Net loss for the year ended
September 30, 1998                       --            --            --        (5,234)        (5,234)
                                -----------   -----------   -----------   -----------    -----------
Balance at September 30, 1998   281,400,000        $2,814    $1,436,745   $(1,219,661)      $219,898
                                ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these statements.

                            Medtech Diagnostics, Inc.
                            STATEMENTS OF CASH FLOWS
                            Years ended September 30,

                                                            1998         1997
                                                         ---------    ---------
Cash flows from operating activities

Net loss                                                   $(5,234)    $(11,474)
Adjustments to reconcile net loss to
net cash used in operating activities:
          Changes in operating assets and liabilities:
          Decrease in accounts payable and
          accrued expenses                                  (3,250)        (250)
                                                         ---------    ---------
Net cash used in operating activities                       (8,484)     (11,724)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                   (8,484)     (11,724)
                                                         ---------    ---------
Cash and cash equivalents beginning of year                231,882      243,606
                                                         ---------    ---------

Cash and cash equivalents end of year                     $223,398     $231,882
                                                         =========    =========
Supplemental disclosure of cash flow information:
Income taxes paid                                             $491         $521
                                                         =========    =========

The accompanying notes are an integral part of these statements.

                           Medtech Diagnostics, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                          September 30, 1998 and 1997

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

      Organization and Operations

      Medtech Diagnostics, Inc. (the "Company"), previously a development stage company incorporated under the laws of the State of Delaware on October 27, 1987, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit. In 1991, the Company, suspended all operations except for necessary administrative matters.

      Basis of Presentation

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses since inception, resulting in an accumulated deficit of $1,219,661 at September 30, 1998. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

      The Company is currently seeking companies to merge with or acquire, so as to best utilize the Company's cash and corporate structure.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

      Net Loss Per Common Share

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15. Pursuant to SFAS No. 128, net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share would reflect the potential dilution that could occur if the Company had outstanding securities or other contracts to issue common stock that could be exercised or converted into common stock or result in the issuance of common stock. For the fiscal years ended September 30, 1998 and 1997, there is no difference between basic and diluted net loss per share or between the basic and diluted net loss per share as previously reported.

                            Medtech Diagnostics, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           September 30, 1998 and 1997

NOTE B (continued)

      Cash and Cash Equivalents

      All short-term investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents, which consist primarily of certificates of deposit, are stated at cost which approximates fair value.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with institutions insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 1998, uninsured balances aggregated approximately $124,000.

NOTE C - INCOME TAXES

      Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires the use of an asset and liability approach in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

                            Medtech Diagnostics, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           September 30, 1998 and 1997

NOTE C (continued)

      At September 30, 1998, the Company has net operating loss carryforwards of approximately $1,220,000 which expire in varying amounts beginning September 30, 2002 through September 30, 2013. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change of control occurred during the fiscal year ended September 30, 1996. As a result, the Company's ability to utilize the net operating loss carryforwards existing prior to the ownership change is subject to an annual limitation of approximately $14,000 and, accordingly, the maximum net operating loss presently available is approximately $235,000.

NOTE D - RELATED PARTY TRANSACTIONS

      Currently, the Company, at no charge to the Company, utilizes a portion of the premises occupied by a company of which the Company's sole officer and director is a principal. Further, that company provides certain administrative services to the Company at no charge to the Company.

      Through September, 1998, the Company, at no charge to the Company, utilized a portion of the premises occupied by a company of which the Company's former officers were principals. Further, that company provided certain administrative services to the Company at no charge to the Company.

NOTE E - CHANGE IN OWNERSHIP AND CONTROL

      On June 5, 1996, pursuant to the terms of a Stock Purchase Agreement (the "Agreement"), Beverly Hills Bancorp sold 141,000,000 shares of the Company's common stock, representing 50.1% of the Company's issued and outstanding common stock, to Steven N. Bronson and James S. Cassel (the "Purchasers").

      In September 1998, Mr. Cassel sold an aggregate of 70,500,000 shares of the Company's common stock, representing Mr. Cassel's entire interest in the Company, to Mr. Bronson who is the Company's sole officer and director.

                                  Exhibit Index

Exhibit                                                  Description
-------                                                  -----------

27                                                       Financial Data Schedule