Form 10QSB
period 1998-12-31
MEDTECH DIAGNOSTICS INC
filed 1999-08-23
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number: 33-131110-NY

                            MEDTECH DIAGNOSTICS, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                               22-1895668
                  --------                               ----------
        State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization                 Identification No.)

               16 East 52nd Street, Suite 501, New York, NY 10022
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 872-1623
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of August 19, 1999 was 281,400,000 shares.

                            MEDTECH DIAGNOSTICS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

     Item 1.  Financial Statements...............................          3

     Balance Sheets - December 31, 1998 and September 30, 1998
     (unaudited) ................................................          3

     Statements of Operations - Three months ended December 31
     1998 and 1997 (unaudited)...................................          4

     Statements of Cash Flows - Three months ended December 31,
     1998 and 1997 (unaudited)...................................          5

     Notes to Financial Statements...............................          6

     Item 2.  Management's Discussion And Analysis Of
     Financial Condition And Results Of Operations...............          7

PART II - OTHER INFORMATION......................................          8

SIGNATURES.......................................................          9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                            MEDTECH DIAGNOSTICS, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                   ASSETS

                                                    December 31,     September 30,
                                                        1998              1998
                                                    -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents                         $   227,777       $   223,398
                                                    ===========       ===========
          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $     3,500       $     3,500

STOCKHOLDER'S EQUITY
  Common stock, par value $.00001; authorized,
    500,000,000 shares; 281,400,000 issued and
    outstanding                                           2,814             2,814
  Capital in excess of par value                      1,436,745         1,436,745
  Accumulated deficit                                (1,215,282)       (1,219,661)
                                                    -----------       -----------
                                                        224,277           219,898
                                                    -----------       -----------
                                                    $   227,777       $   223,398
                                                    ===========       ===========

The accompanying notes are an integral part of this statement.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three months ended December 31,
                                                   -------------------------------
                                                       1998               1997
                                                   ------------      ------------
Interest income                                    $      4,487      $      2,644

Costs and expenses
  General and administrative                                108             1,587
                                                   ------------      ------------

      Net income                                   $      4,379      $      1,057
                                                   ============      ============

      Net earnings per common share - basic
         and diluted                                         --                --

Weighted average number of shares outstanding       281,400,000       281,400,000
                                                   ============      ============

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Three months ended December 31,
                                                             1998           1997
                                                          ---------      ---------
Cash flows from operating activities
   Net income                                             $   4,379      $   1,057
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities
      Changes in operating assets and liabilities
         Decrease in accounts payable and
           accrued expenses                                      --         (3,969)
                                                          ---------      ---------

         Net cash provided by (used in) operating
         activities                                           4,379         (2,912)
                                                          ---------      ---------

         NET INCREASE (DECREASE)  IN CASH
           AND CASH EQUIVALENTS                               4,379         (2,912)

Cash and cash equivalents at beginning of year              223,398        231,882
                                                          ---------      ---------

Cash and cash equivalents at end of period                $ 227,777      $ 228,970
                                                          =========      =========

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses since inception, resulting in an accumulated deficit of $1,215,282 at December 31, 1998. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

NOTE B - RELATED PARTY TRANSACTIONS

      The Company utilizes a portion of premises occupied by a related party and is also provided certain administrative services by such related party, at no charge to the Company.

NOTE C - MERGER NEGOTIATIONS

      In August 1999, the Company negotiated a letter of intent regarding a potential merger with a third party. The terms of such merger have not yet been finalized. In connection with such activities, the Company has made loans to such third party aggregating $170,000 which bear interest at the rate of 10% per annum, and which shall mature in March 2000, unless a merger between such parties is consummated before that date. The Company has incurred expenses in connection with such merger negotiations which, as of the date of this report, aggregate approximately $20,000.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three-months ended December 31, 1998 and 1997, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three-months ended December 31, 1998 and 1997, the Company received interest income of $4,487 and $2,644, respectively. General and administrative expenses for the three-months ended December 31, 1998 and 1997 were $108 and $1,587, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had working capital of $224,277. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

In August 1999, the Company negotiated a letter of intent regarding a potential merger with a third party. The terms of such merger have not yet been finalized. In connection with such activities, the Company has made loans to such third party aggregating $170,000 which bear interest at the rate of 10% per annum, and which shall mature in March 2000, unless a merger between such parties is consummated before that date. The Company has incurred expenses in connection with such merger negotiations which, as of the date of this report, aggregate approximately $20,000.

PART II - OTHER INFORMATION

Item 6 - Exhibits And Reports On Form 8-K

      a.    Exhibits

            The exhibit listed below is filed as part of this report.

            Exhibit 27 Financial Data Schedule

      b.    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 23, 1999

                                    MEDTECH DIAGNOSTICS, INC.


                                       By: /s/ Steven N. Bronson
                                          -------------------------------------
                                       Steven N. Bronson, President (Principle
                                       Executive Officer), as Registrant's duly
                                       authorized officer