Form 10QSB
period 1999-03-31
MEDTECH DIAGNOSTICS INC
filed 1999-08-23
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number: 33-131110-NY

                            MEDTECH DIAGNOSTICS, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                      22-1895668
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

                            MEDTECH DIAGNOSTICS, INC.

                                      INDEX

                                                                      Page No.
PART I - FINANCIAL INFORMATION:

      Item 1.  Financial Statements...............................       3

      Balance Sheets - March 31, 1999 and September 30, 1998
      (unaudited) ................................................       3

      Statements of Operations - Three and six months
      ended March 31, 1999 and 1998 (unaudited)...................       4

      Statements of Cash Flows - Six months ended March 31,
      1999 and 1998 (unaudited)...................................       5

      Notes to Financial Statements...............................       6

      Item 2.  Management's Discussion And Analysis Of
      Financial Condition And Results Of Operations...............       7

PART II - OTHER INFORMATION.......................................       8

SIGNATURES........................................................       9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            MEDTECH DIAGNOSTICS, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                           ASSETS

                                                       March 31,   September 30,
                                                         1999          1998
                                                         ----          ----

CURRENT ASSETS
   Cash and cash equivalents                         $   217,458    $   223,398
                                                     ===========    ===========

             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses             $        --    $     3,500

STOCKHOLDERS' EQUITY
   Common stock, par value $.00001; authorized,
     500,000,000 shares; 281,400,000 issued and
     outstanding                                           2,814          2,814
   Capital in excess of par value                      1,436,745      1,436,745
   Accumulated deficit                                (1,222,101)    (1,219,661)
                                                     -----------    -----------

                                                         217,458        219,898

                                                     $   217,458    $   223,398
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           Three months ended                Six months ended
                                                March 31,                      March 31,
                                          1999             1998           1999             1998
                                          ----             ----           ----             ----
Interest income                      $       1,459    $       2,632   $       5,946    $       5,276

Costs and expenses
   General and administrative                8,278            2,542           8,386            4,129
                                     -------------    -------------   -------------    -------------

      Net (loss) income              $      (6,819)   $          90   $      (2,440)   $       1,147
                                     =============    =============   =============    =============

      Net (loss) income per common
      share - basic and diluted                 --               --              --               --

Weighted average number of shares
outstanding                            281,400,000      281,400,000     281,400,000      281,400,000
                                     =============    =============   =============    =============

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Six months ended March 31,
                                                           1999        1998
                                                           ----        ----

Cash flows from operating activities
   Net loss (income)                                   $  (2,440)   $   1,147
   Adjustments to reconcile net loss (income) to net
     cash used in operating activities
      Changes in operating assets and liabilities
         Decrease in accounts payable and
           accrued expenses                               (3,500)      (3,245)
                                                       ---------    ---------

         Net cash used in operating activities            (5,940)      (2,098)
                                                       ---------    ---------

         NET DECREASE  IN CASH
           AND CASH EQUIVALENTS                           (5,940)      (2,098)

Cash and cash equivalents at beginning of year           223,398      231,882
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 217,458    $ 229,784
                                                       =========    =========

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on From 10-KSB for the year ended September 30, 1998.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses since inception, resulting in an accumulated deficit of $1,222,101 at March 31, 1999. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and six months ended March 31, 1999 and 1998, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three-months ended March 31, 1999 and 1998, the Company received interest income of $1,459 and $2,632, respectively. General and administrative expenses for the three-months ended March 31, 1999 and 1998 were $8,278 and $2,542, respectively.

During the six months ended March 31, 1999 and 1998, the Company received interest income of $5,946 and $5,276, respectively. General and administrative expenses for the six months ended March 31, 1999 and 1998 were $8,386 and $4,129, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had working capital of $217,458. The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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