Form 10QSB
period 1999-06-30
MEDTECH DIAGNOSTICS INC
filed 1999-08-23
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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

                            MEDTECH DIAGNOSTICS, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION:

      Item 1.  Financial Statements...............................       3

      Balance Sheets - June 30, 1999 and September 30, 1998
      (unaudited) ................................................       3

      Statements of Operations - Three and nine months
      ended June 30, 1999 and 1998 (unaudited)....................       4

      Statements of Cash Flows - Nine months ended June 30,
      1999 and 1998 (unaudited)...................................       5

      Notes to Financial Statements...............................       6

      Item 2.  Management's Discussion And Analysis Of
      Financial Condition And Results Of Operations...............       7

PART II - OTHER INFORMATION.......................................       8

SIGNATURES........................................................       9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            MEDTECH DIAGNOSTICS, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                        ASSETS


                                                       June 30,    September 30,
                                                         1999          1998
                                                         ----          ----

CURRENT ASSETS
   Cash and cash equivalents                         $   217,472   $   223,398
                                                     ===========   ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses             $    10,000   $     3,500

STOCKHOLDER'S EQUITY
   Common stock, par value $.00001; authorized,
     500,000,000 shares; 281,400,000 issued and
     Outstanding                                           2,814         2,814
   Capital in excess of par value                      1,436,745     1,436,745
   Accumulated deficit                                (1,232,087)   (1,219,661)
                                                     -----------   -----------

                                                         207,472       219,898
                                                     -----------   -----------

                                                     $   217,472   $   223,398
                                                     ===========   ===========

The accompanying notes are an integral part of this statement.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           Three months ended                 Nine months ended
                                                June 30,                          June 30,
                                          1999            1998              1999             1998
                                          ----            ----              ----             ----
Interest income                     $       2,872    $       3,011    $       8,818    $       8,287

Costs and expenses
   General and administrative              12,858            8,714           21,244           12,843
                                    -------------    -------------    -------------    -------------

      Net loss                      $      (9,986)   $      (5,703)   $     (12,426)   $      (4,556)
                                    =============    =============    =============    =============

      Net loss per common share -
         basic and diluted                     --               --               --               --

Weighted average number of shares
outstanding                           281,400,000      281,400,000      281,400,000      281,400,000
                                    =============    =============    =============    =============

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Nine months ended June 30,
                                                          1999         1998
                                                          ----         ----

Cash flows from operating activities
   Net loss                                            $ (12,426)   $  (4,556)
   Adjustments to reconcile net loss to net
     cash used in operating activities
      Changes in operating assets and liabilities
         Increase in accounts payable and
           accrued expenses                                6,500        3,703
                                                       ---------    ---------

         Net cash used in operating activities            (5,926)        (853)
                                                       ---------    ---------

         NET DECREASE  IN CASH
           AND CASH EQUIVALENTS                           (5,926)        (853)

Cash and cash equivalents at beginning of year           223,398      231,882
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 217,472    $ 231,029
                                                       =========    =========

The accompanying notes are an integral part of these statements.

                            MEDTECH DIAGNOSTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses since inception, resulting in an accumulated deficit of $1,232,087 at June 30, 1999. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and nine months ended June 30, 1999 and 1998, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived current compensation.

During the three-months ended June 30, 1999 and 1998, the Company received interest income of $2,872 and $3,011, respectively. General and administrative expenses for the three-months ended March 31, 1999 and 1998 were $12,858 and $8,714, respectively.

During the nine months ended June 30, 1999 and 1998, the Company received interest income of $8,818 and $8,287, respectively. General and administrative expenses for the nine months ended March 31, 1999 and 1998 were $21,244 and $12,843, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of $207,472.

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