Form 10KSB
period 1999-09-30
MEDTECH DIAGNOSTICS INC
filed 2000-01-20
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                      Commission File Number 33-131110 NY

                           MedTech Diagnostics, Inc.
           ---------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            11-2831380
------------------------------                           ------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

900 Third Avenue, Suite 201, New York, NY                       10022
-----------------------------------------                     ---------
(Address of principal executive offices)                      (Zip code)

                                 (212) 610-2778
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                        Yes [X]                            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $10,074.

As of January 12, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $772,200. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of January 12, 2000, there were issued and outstanding 281,400,000 shares of the registrant's Common Stock, par value $.00001 per share.

                                     PART I

Item 1 - Description of Business

MedTech Diagnostics, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on October 27, 1986. Prior to 1991, the Company was a development stage company engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit. In October 1991, the Company suspended all operations, except for necessary administrative matters and ceased to be an operating company. As such, for the years ended September 30, 1999 and September 30, 1998, the Company had no revenue from operations.

In January 1993, the Company consummated an agreement with Beverley Hills Bancorp ("BHB") wherein BHB acquired a controlling interest in the Company. On June 5, 1996, BHB sold its entire interest in the Company's Common Stock to Messrs. Steven N. Bronson and James S. Cassel. In September, 1998, Mr. Cassel sold an aggregate of 70,500,000 shares of the Company's Common Stock, representing Mr. Cassel's entire interest in the Company, to Mr. Bronson. Mr. Bronson currently owns 141,000,000 shares of the Company's Common Stock, representing 50.1% of the issued and outstanding shares of the Company's Common Stock.

The Company currently has no full time employees and its sole officer and director is Steven N. Bronson. Due to the reduced level of the Company's operations, no compensation has been paid to Mr. Bronson during the years ended September 30, 1999 and September 30, 1998.

The Company's management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

In August 1999, the Company negotiated a letter of intent regarding a potential merger with a third party. In connection with the agreement, the Company made unsecured loans to the third party aggregating $170,000 which bear interest at the rate of 10% per annum. The merger negotiations with the third party have been cancelled and the third party has defaulted under the loan agreement. The Company has commenced a lawsuit to recover the loans to the third party, totaling $170,000, plus interest. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. There are no assurances that the Company will be able to recover any of the moneys loaned to the third party. Accordingly, the Company has valued the loans at $1,000.00 on its financial statements.

Item 2 - Description of Property

The Company presently maintains its corporate and administrative offices at 900 Third Avenue, Suite 201, New York, New York 10022. The Company utilizes a portion of the premises occupied by Catalyst Financial Corp., a full service brokerage investment banking firm, with which Mr. Bronson is a principal. Due to the curtailed nature of the Company's operations Catalyst Financial Corp. has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company during the fiscal years ended September 30, 1999 and September 30, 1998.

Item 3 - Legal Proceedings

In connection with an agreement with a third party, who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which bear interest at the rate of 10% per annum. The merger negotiations have been cancelled and the third party has failed to repay the loans as required by the agreement. The agreement, as amended, between the Company and the third party is annexed hereto as an Exhibit to this Form 10-KSB and is expressly incorporated herein by reference. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. There are no assurances that the Company will be able to recover any of the moneys loaned to the third party.

The Company is not a party to any other material legal proceedings.

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

                                                          Bid Price
                                                   ----------------------
   Calendar Years                                   Low            High
                                                   ------         -------
        1999:         First Quarter                $.0000         $.0000
                      Second Quarter               $.0000         $.0000
                      Third Quarter                $.0010         $.0010
                      Fourth Quarter               $.0010         $.0313

        1998:         First Quarter                $.0001         $.0001
                      Second Quarter               $.0001         $.0001
                      Third Quarter                $.0001         $.0001
                      Fourth Quarter               $.0000         $.0000

As of January 12, 2000, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company's Common Stock were $.001 and $.01, respectively.

As of January 12, 2000, the Company's Common Stock was held by approximately 120 record holders, who the Company believes are held for in excess of 300 beneficial holders.

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

General

In October 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended September 30, 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's sole officer has waived compensation.

Results of Operations

During the year ended September 30, 1999 ("Fiscal 99"), the Company earned interest and dividends of $10,074 as compared to $8,337 of interest and dividends earned in the year ended September 30, 1998 ("Fiscal 98"), an increase of $1,737. During Fiscal 99, the Company incurred general and administrative expenses of $208,874, an increase of $195,303 over Fiscal 98 expenses of $13,571. The increase was primarily due to the loan and expenses associated with the Company's agreement with a third party, whereby the Company loaned $170,000 to the third party in contemplation of consummating a merger for the Company. The agreement, as amended, between the Company and the third party is annexed hereto as an Exhibit to this Form 10-KSB and is expressly incorporated herein by reference. The third party failed to satisfy the conditions precedent to consummating a merger with the Company, thus causing the $170,000 loan to become due and payable. The third party has defaulted on the loan. On November 22, 1999, the Company commenced a legal action to recover the $170,000 from the third party, but there can be no assurances that the Company will recover any part thereof. As such, the Company has recorded an adjustment to its financial statements of $169,000 as a provision for bad debt.

Liquidity and Capital Resources

During Fiscal 99, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of September 30, 1999, the Company had working capital of $21,098. This working capital may not be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity. The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional fund there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

As noted above, in August 1999, the Company negotiated an agreement regarding a potential merger with a third party. In accordance with the agreement the Company loaned such third party $170,000, with interest accruing at the rate of 10% per annum. The agreement, as amended, between the Company and the third party is annexed hereto as an Exhibit to this Form 10-KSB and is expressly incorporated herein by reference. Merger negotiations between the Company and the third party have been terminated and the third party has defaulted on the loan. The Company has commenced a lawsuit to recover the $170,000 from the third party, with interest. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. There are no assurances that the Company will be able to recover any of the moneys loaned to the third party. Accordingly, the Company has recorded an adjustment on its financial statements, for bad debts, and valued the $170,000 loan receivable at $1,000.00.

The Company's management is continuing to seek to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Item 7 - Financial Statements

The financial statements and related notes are included as part of this report as indexed in the appendix on page 3.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

As previously disclosed in the Company's Form 8-K, dated December 29, 1999, the Company dismissed Grant Thornton LLP as its independent accountants and engaged Kaufman, Rossin & Co. as its new independent accountants, effective on December 8, 1999. As noted in the Form 8-K, dated December 29, 1999, there were no disagreements or disputes between the Company and its accountants concerning accounting methods or procedures and/or financial disclosure. The Company's Form 8-K, dated December 29, 1999 is incorporated herein by reference.

                                    PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the
           Exchange Act

The executive officers and directors of the Company are as follows:

Name                          Age               Position
-----                         -----             ----------

Steven N. Bronson             34                Sole Officer and Director

Steven N. Bronson has served as the Company's sole officer and director since September, 1998 and as the Company's Chairman, President and Chief Executive Officer during the period of June, 1996 through September, 1998. Due to the curtailed nature of the Company's business activities, Mr. Bronson does not devote his full time to the affairs of the Company. Mr. Bronson is the President of Catalyst Financial Corp., a full service securities brokerage and investment banking firm and has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage investment banking firm. In addition, Mr. Bronson is the Chairman of the Board of Directors of Mikron Instrument Company, Inc., a publicly traded corporation.

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

For the year ended September 30, 1999, based solely on its review of copies of Forms 3 and 4 received by it, and written representations that no Forms 5 were required, the Company believes that these Forms were timely filed pursuant to
Section 16 of the Securities Exchange Act of 1934.

Item 10 - Executive Compensation

Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the years ended September 30, 1999 and September 30, 1998.

The Company does not presently have any option, bonus, retirement or profit sharing plans.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Common Stock as of January 12, 2000 by (i) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

                                        Number of              Percent
Name and Address                       Shares owned            of class
-----------------                      ------------            --------

Steven N. Bronson                       141,000,000             50.10%

Estate of Jeffrey Wenig
9 Dickens Avenue
Dix Hills, NY                            20,000,000              7.10%

All directors and executive officers
as a group (1 person)                   141,000,000             50.10%

Item 12 - Certain Relationships and Related Transactions

The Company utilizes a portion of the premises occupied by Catalyst Financial Corp., with which Mr. Bronson is a principal, as the Company's executive offices. Due to the curtailed nature of the Company's operations Catalyst Financial Corp. has, until further notice, waived the payment of rent by the Company.

Item 13 - Exhibits List and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB for the year ended September 30, 1999.

Exhibit No.       Exhibit Description
-----------       -------------------

     3.1          Articles of Incorporation of the Company. (1)

     3.2          By-Laws of the Company. (1)

     10.1 Agreement between the Company and Abtech Industries, Inc., dated August 3, 1999.

     10.2 First Amendment to the Agreement Dated August 3, 1999, between the Company and Abtech Industries, Inc., dated September 3, 1999.


----------
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's earlier Form 10-KSB filings under Commission file number 33- 13110-NY.

(b)      Reports on Form 8-K

         As previously disclosed in the Company's Form 8-K, dated December 29, 1999, the Company dismissed Grant Thornton LLP as its independent accountants and engaged Kaufman, Rossin & Co. as its new independent accountants, effective on December 8, 1999. The Company's Form 8-K, dated December 29, 1999 is incorporated herein by reference.

(c)      Financial Statements

         The financial statements and related notes of the Company begin on page 3 in the appendix. The report of the independent certified public accountants on the Company's financial statements begin on page 1 in the appendix.

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

                                                MedTech Diagnostics, Inc.



January 12, 2000                                By: /s/ Steven N. Bronson
                                                -----------------------------
                                                        Steven N. Bronson
                                                           Sole Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


January 12, 2000                                by: /s/ Steven N. Bronson
                                                --------------------------------
                                                Steven N. Bronson
                                                Sole Officer (inclusive of Chief
                                                Executive Officer and Principal
                                                Accounting Officer) and Director

                                                                     APPENDIX

------------------------------------------------------------------------------






                            MEDTECH DIAGNOSTICS, INC.
                              FINANCIAL STATEMENTS
                                   YEARS ENDED
                           SEPTEMBER 30, 1999 AND 1998




------------------------------------------------------------------------------

C O N T E N T S
                                                                        Page
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORTS                                           1 - 2

FINANCIAL STATEMENTS

        Balance Sheet                                                     3

        Statements of Operations                                          4

        Statements of Changes in Stockholders' Equity                     5

        Statements of Cash Flows                                          6

        Notes to Financial Statements                                   7 - 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    Medtech Diagnostics, Inc.


We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Medtech Diagnostics, Inc. for the year ended September 30, 1998. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Medtech Diagnostics, Inc. for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company previously had been in the development stage and during fiscal 1992 has suspended all operations except for necessary administrative matters. The Company has not recorded any revenue from operations and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements, referred to above, do not include any adjustments that may result from the outcome of this uncertainty.

GRANT THORNTON LLP




Melville, New York
January 5, 1999

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------


To the Board of Directors and Stockholders
MedTech Diagnostics, Inc.
New York, NY


We have audited the balance sheet of MedTech Diagnostics, Inc. as of September 30, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedTech Diagnostics, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






Miami, Florida
January 3, 2000

MEDTECH DIAGNOSTICS, INC.
------------------------------------------------------------------------------
BALANCE SHEET
SEPTEMBER 30, 1999

ASSETS
------------------------------------------------------------------------------

CURRENT ASSETS
    Cash and cash equivalents                                       $   47,677
    Loan receivable (Note 4)                                             1,000
------------------------------------------------------------------------------

                                                                    $   48,677
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $   27,579
------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
    Common stock, $.00001 par value; 500,000,000 shares authorized;
        281,400,000 shares issued and outstanding                        2,814
    Capital in excess of par value                                   1,436,745
    Accumulated deficit                                             (1,418,461)
------------------------------------------------------------------------------
        Total stockholders' equity                                      21,098
------------------------------------------------------------------------------

                                                                    $   48,677
------------------------------------------------------------------------------


                            See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999 and 1998

                                                               1999               1998
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME                              $     10,074       $      8,337

OPERATING EXPENSES
    General and administrative                                 208,874             13,571
------------------------------------------------------------------------------------------

NET LOSS                                                 ($    198,800)     ($      5,234)
------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               nil                nil
------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              281,400,000        281,400,000
------------------------------------------------------------------------------------------

                            See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
-------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                     Common Stock          Capital in
                             -----------------------------  Excess of     Accumulated
                                 Shares        Amount       Par Value       Deficit          Total
---------------------------------------------------------------------------------------------------------
Balance at October 1, 1997     281,400,000     $ 2,814      $1,436,745   ( $1,214,427)     $  225,132

Net loss for the year ended
    September 30, 1998                   -           -              -    (      5,234)   (      5,234)
---------------------------------------------------------------------------------------------------------

Balance at September 30, 1998  281,400,000       2,814      1,436,745    (  1,219,661)        219,898

Net loss for the year ended
    September 30, 1999                   -           -              -    (    198,800)   (    198,800)
---------------------------------------------------------------------------------------------------------

Balance at September 30, 1999  281,400,000     $ 2,814      $1,436,745   ( $1,418,461)     $   21,098
---------------------------------------------------------------------------------------------------------

                             See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           1999        1998
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             ($ 198,800) ($  5,234)
-------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Provision for bad debt                               169,000           -
      Increase (decrease) in accounts payable and
         accrued expenses                                   24,079  (    3,250)
-------------------------------------------------------------------------------
         Total adjustments                                 193,079  (    3,250)
-------------------------------------------------------------------------------
           Net cash used in operating activities        (    5,721) (    8,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances evidenced by loan receivable                (  170,000)          -
-------------------------------------------------------------------------------

NET DECREASE IN CASH                                    (  175,721) (    8,484)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              223,398     231,882
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $  47,677   $ 223,398
-------------------------------------------------------------------------------

                            See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
-------------------------------------------------------------------------------

               Organization and Operations

               MedTech Diagnostics, Inc. (the "Company"), previously a development stage company incorporated under the laws of the State of Delaware on October 27, 1986, was engaged in research and testing which it hoped would lead to the development of a home Pap Test Kit. In 1991, the Company suspended all operations except for necessary administrative matters. The Company is currently seeking companies to merge with or acquire in order to best utilize the Company's corporate structure.

               Net Loss Per Common Share

               In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which supersedes Accounting Principles Board Opinion No.
               15. Pursuant to SFAS No. 128, net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share would reflect the potential dilution that could occur if the Company had outstanding securities or other contracts to issue common stock that could be exercised or converted into common stock or result in the issuance of common stock. For the years ended September 30, 1999 and 1998, there is no difference between basic and diluted net loss per share.

               Cash and Cash Equivalents

               Cash and cash equivalents consist of cash and all short-term highly liquid investments that are readily convertible to cash.

               The Company, from time to time, maintains cash balances in excess of federally insured limits.

               Use of Estimates in the Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Income Taxes

               Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes, " requires the use of an asset and liability approach in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

-------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)
-------------------------------------------------------------------------------

               At September 30, 1999, the Company had net operating loss carryforwards of approximately $1,194,000, which expire in varying amounts beginning September 30, 2002 through September 30, 2019. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change of control occurred during the fiscal year ended September 30, 1996. As a result, the Company's ability to utilize the net operating loss carryforwards existing prior to the ownership change is subject to an annual limitation of approximately $14,000 and, accordingly, the maximum net operating loss presently available is approximately $265,000.

-------------------------------------------------------------------------------
NOTE 2.        RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

               A commonly owned affiliate provides office space and certain administrative services to the Company at no charge.

-------------------------------------------------------------------------------
NOTE 3.        CHANGE IN OWNERSHIP AND CONTROL
-------------------------------------------------------------------------------

               On June 5, 1996, pursuant to the terms of a Stock Purchase Agreement (the "Agreement"), Beverly Hills Bancorp sold 141,000,000 shares of the Company's common stock, representing 50.1% of the Company's issued and outstanding common stock, to Steven N. Bronson and James S. Cassel (the "Purchasers").

               In September 1998, Mr. Cassel sold an aggregate of 70,500,000 shares of the Company's common stock, representing Mr. Cassell's entire interest in the Company, to Mr. Bronson who is the Company's sole officer and director.

-------------------------------------------------------------------------------
NOTE 4.        LOAN RECEIVABLE
-------------------------------------------------------------------------------

               The Company made two advances, evidenced by a loan receivable, totaling $170,000 to Abtech Industries, Inc. ("Abtech"), an intended merger target. The loans are unsecured, bear interest at 10% per annum, and had a scheduled maturity on or before March 31, 2000, unless cancelled in connection with the merger agreement.

               Subsequent to year-end, the merger agreement was cancelled. Abtech has defaulted under the loan agreement, and the Company is vigorously seeking recovery of the loan. Because of the Company's inability to estimate the amount ultimately recoverable from Abtech, the Company has reduced the carrying value of the receivable to $1,000 as of September 30, 1999.