Form 10-Q
period 1999-12-31
MEDTECH DIAGNOSTICS INC
filed 2000-02-14
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 1999

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

                 900 Third Avenue, Suite 201, New York, NY 10022
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 610-2778
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of February 11, 2000 was 281,400,000 shares.

                           MEDTECH DIAGNOSTICS, INC.

                                     INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION:

      Item 1.  Financial Statements...............................       3

      Balance Sheets - December 31, 1999 (unaudited) and
      September 30, 1999 (audited)................................       3

      Statements of Operations - Three months
      ended December 31, 1999 and 1998 (unaudited)................       4

      Statements of Cash Flows - Three months ended December 31,
      1999 and 1998 (unaudited)...................................       5

      Notes to Financial Statements...............................       6

      Item 2.  Management's Discussion And Analysis Of
               Financial Condition And Results Of Operations......       7

PART II - OTHER INFORMATION.......................................       8

      Item 1. Legal Proceedings...................................       8

      Item 6. Exhibits & Reports on Form 8-K......................       8

SIGNATURES........................................................       8

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTECH DIAGNOSTICS, INC.
BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                                    (Unaudited)           (Audited)
ASSETS                                           December 31, 1999   September 30, 1999
CURRENT ASSETS
     Cash and cash equivalents                       $    28,706        $    47,677
     Loan receivable (Note 2)                              1,000              1,000

                                                     $    29,706        $    48,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses           $    12,094        $    27,579


STOCKHOLDERS' EQUITY
                  Common stock, $.00001 par value;
         500,000,000 shares authorized;
         281,400,000 shares issued and
         outstanding                                       2,814              2,814
     Capital in excess of par value                    1,436,745          1,436,745
     Accumulated deficit                              (1,421,947)        (1,418,461)
         Total stockholders' equity                       17,612             21,098

                                                     $    29,706        $    48,677

MEDTECH DIAGNOSTICS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)

                                                     1999               1998
DIVIDEND AND INTEREST INCOME                    $         456      $       4,487

OPERATING EXPENSES
     General and administrative                         3,942                108

NET INCOME (LOSS)                               ($      3,486)     $       4,379

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                         Nil                Nil

     WEIGHTED AVERAGE NUMBER OF SHARES            281,400,000        281,400,000
     OUTSTANDING

MEDTECH DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)

                                                                                  1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          ($ 3,486)   $  4,379
           Adjustment to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
                          Decrease in accounts payable and accrued expenses     (15,485)       --
              Net cash provided by (used in) operating activities,
                representing the net increase (decrease) in cash and
                cash equivalents for the period                                 (18,971)      4,379

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                                                           47,677     223,398

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 28,706    $227,777

MEDTECH DIAGNOSTICS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.           ORGANIZATION AND BASIS OF PRESENTATION

                  Basis of Presentation

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

                  The balance sheet at September 30, 1999, has been derived from the Company's audited balance sheet at that date.

NOTE 2.           LOAN RECEIVABLE

                  The Company made two advances, evidenced by a loan receivable, totaling $170,000 to Abtech Industries, Inc. ("Abtech"), an intended merger target. The loans are unsecured, bear interest at 10% per annum, and had a scheduled maturity on or before March 31, 2000, unless cancelled in connection with the merger agreement.

                  Subsequent to September 30, 1999, the merger agreement was cancelled. Abtech has defaulted under the loan agreement, and the Company is vigorously seeking recovery of the loan. The Company has reduced the carrying value of the receivable to $1,000 as of September 30, 1999.

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

RESULTS OF OPERATIONS

In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months ended December 31, 1999 and 1998, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's sole officer has waived current compensation. The Company utilizes a portion of the premises occupied by a related party as its corporate office and is also provided with administrative services by such related party, at no charge to the Company.

During the three months ended December 31, 1999, the Company earned interest and dividends of $456 as compared to $4,487 of interest and dividends earned in the three months ended December 31, 1998, a decrease of $4,031. This decrease is due to the fact that the Company loaned a third party $170,000 in connection with an agreement regarding a potential merger with that third party. Merger negotiations between the Company and the third party have been terminated and the third party has failed to repay the loan. On November 22, 1999, the Company commenced a legal action to recover the $170,000 from the third party. There can be no assurances that the Company will recover any part the monies loaned to the third party. As such, the Company has recorded an adjustment to its financial statements of $169,000 as a provision for the loan to the third party.

LIQUIDITY AND CAPITAL RESOURCES

During three months ended December 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 1999, the Company had working capital of $28,706. This working capital may not be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity. The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

As noted above, in August 1999, the Company negotiated an agreement regarding a potential merger with a third party. In accordance with that agreement the Company loaned such third party $170,000, with interest accruing at the rate of 10% per annum. Merger negotiations between the Company and the third party have been terminated and the third party has defaulted on the loan. The Company has commenced a lawsuit to recover the $170,000 from the third party, with interest. There are no assurances that the Company will be able to recover any of the moneys loaned to the third party. Accordingly, the Company has recorded an adjustment on its financial statements, for bad debts, and valued the $170,000 loan receivable at $1,000.00.

The Company's management is continuing to seek to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

In connection with an agreement with a third party, who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which bear interest at the rate of 10% per annum. The agreement, as amended, between the Company and the third party is annexed as an Exibit to the Company's Form 10-KSB for the year ended September 30, 1999 and is expressly incorporated herein by reference. The merger negotiations have been cancelled and the third party has failed to repay the loans as required by the agreement. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. There is no assurance that the Company will be able to recover any of the moneys loaned to the third party.

The Company is not a party to any other material legal proceedings.


Item 6.           Exhibits And Reports On Form 8-K

      a.    Exhibits

            None

      b.    Reports on Form 8-K

         The Company disclosed in a Form 8-K, dated December 29, 1999, that the Company dismissed Grant Thornton LLP as its independent accountants and engaged Kaufman, Rossin & Co. as its new independent accountants, effective on December 8, 1999. The Company's Form 8-K, dated December 29, 1999 is incorporated herein by reference.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2000

                                 MEDTECH DIAGNOSTICS, INC.

                                 By: /s/ Steven N. Bronson
                                 ---------------------------
                                 Steven N. Bronson, President
                                 (Principle Executive Officer),
                                 as Registrant's duly
                                       authorized officer