Form 10QSB
period 2000-03-31
MEDTECH DIAGNOSTICS INC
filed 2000-05-15
CIK 812149

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

                      Commission file number: 33-131110-NY

                           MEDTECH DIAGNOSTICS, INC.
                           -------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                      22-1895668
                    --------                      ----------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

                 900 Third Avenue, Suite 201, New York, NY 10022
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 610-2778
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of May 10, 2000 was 296,400,000 shares.

                            MEDTECH DIAGNOSTICS, INC.

                                      INDEX
                                                               Page No.
                                                               --------
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements...............................       3

Balance Sheets..............................................       3

Statements of Operations....................................       4

Statements of Cash Flows ...................................       5

Notes to Financial Statements...............................       6

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......       7

PART II - OTHER INFORMATION.................................       8

Item 1. Legal Proceedings...................................       8

Item 6. Exhibits & Reports on Form 8-K......................       9

SIGNATURES..................................................       10

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements


MEDTECH DIAGNOSTICS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999

-----------------------------------------------------------------------------------
                                                        (Unaudited)   September 30,
ASSETS                                                March 31, 2000       1999
-----------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                            $     2,381    $    47,677
     Loan receivable (Note 2)                                 1,000          1,000
-----------------------------------------------------------------------------------

                                                        $     3,381    $    48,677
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
-----------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $    12,617    $    27,579
-----------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $.00001 par value; 500,000,000 shares
authorized; 281,400,000 shares issued and outstanding         2,814          2,814
     Capital in excess of par value                       1,436,745      1,436,745
     Accumulated deficit                                 (1,448,795)    (1,418,461)
-----------------------------------------------------------------------------------
         Total stockholders' equity (deficiency)             (9,236)        21,098
-----------------------------------------------------------------------------------

                                                        $     3,381    $    48,677
===================================================================================

                             See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                 Six Months Ended
                                                           March 31                           March 31
                                                -----------------------------------------------------------------
                                                     2000             1999             2000             1999
-----------------------------------------------------------------------------------------------------------------
DIVIDEND AND INTEREST INCOME                    $         131    $       1,459    $         587    $       5,946

OPERATING EXPENSES
     General and administrative                        26,979            8,278           30,921            8,386
-----------------------------------------------------------------------------------------------------------------

NET LOSS                                        ($     26,848)   ($      6,819)   ($     30,334)   ($      2,440)
-----------------------------------------------------------------------------------------------------------------


NET LOSS PER COMMON SHARE - BASIC AND DILUTED             Nil              Nil              Nil              Nil
-----------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     281,400,000      281,400,000      281,400,000      281,400,000
=================================================================================================================

                             See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                                2000         1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 ($ 30,334)   ($  2,440)

Adjustment to reconcile net loss to net cash used in operating activities:
    Decrease in accounts payable and accrued expenses                          (14,962)      (3,500)
-----------------------------------------------------------------------------------------------------

Net cash used in operating activities, representing
    the net decrease in cash and cash equivalents for the period               (45,296)      (5,940)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 47,677      223,398
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   2,381    $ 217,458
===================================================================================================


                             See accompanying notes.

MEDTECH DIAGNOSTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

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

NOTE 3. SUBSEQUENT EVENTS

On April 28, 2000, the Company acquired all of the issued and outstanding stock of DelOtto Systems, Inc. (DelOtto) for 15,000,000 newly issued shares of the Company's common stock.

On May 5, 2000, the Company borrowed $100,000 from its chairman for working capital purposes. The borrowing is evidenced by a 10% demand promissory note that is payable no later than August 31, 2000.

NOTE 4. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

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

RESULTS OF OPERATIONS

         In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three and six months ended March 31, 2000 and 1999, the Company had no revenue from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's sole officer has not received any current compensation.

         The Company has adopted a new business strategy which will be to acquire Internet and technology related companies in their early stages of development and to provide those companies with management, marketing and administrative services, as well as funding. The Company plans to acquire Internet and technology-based businesses that offer unique and proprietary technology solutions designed to help businesses become more competitive. The Company plans to make acquisitions and strategic investments in businesses that have developed unique, turn key systems that provide their clients with an ability to improve processes and gain market share.

         During the three-months ended March 31, 2000 and 1999, the Company received interest income of $131 and $1,459, respectively. General and administrative expenses for the three-months ended March 31, 2000 and 1999 were $26,979 and $8,278, respectively. During the six months ended March 31, 2000 and 1999, the Company received interest income of $587 and $5,946, respectively. General and administrative expenses for the six months ended March 31, 2000 and 1999 were $30,921 and $8,386, respectively.

         The decrease in interest income for the periods referenced above is due to the fact that the Company loaned a third party $170,000 in connection with an agreement regarding a potential merger with that third party. Merger negotiations between the Company and the third party have been terminated and the third party failed to repay the loan. On November 22, 1999, the Company commenced a legal action to recover the $170,000 from the third party. There can be no assurances that the Company will recover any part of the monies loaned to the third party. As such, the Company has recorded an adjustment to its financial statements of $169,000 as a provision for the loan to the third party.

         The increase in general and administrative expenses for the periods referenced above is due primarily to increased legal expenses associated with the Company's new business strategy, including, among other things, the preparation and filing of a proxy statement in connection with a Special Meeting of Stockholders of the Company and the acquisition of DelOtto Systems, Inc.

         On March 17, 2000, the Board of Directors of the Company appointed Justin Model, Alan Rosenberg and Leonard Hagan to serve as directors of the Company to fill three of the vacancies on its Board of Directors and to serve until their next election. Each of the directors were nominated for reelection at a Special Meeting of Stockholders that was held on May 11, 2000. At the Special Meeting all of the directors were reelected except for Justin Model.

         Certain of the matters discussed herein include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward-looking statements. The actions of current and potential new competitors, changes in technology, seasonality, business cycles, new regulatory requirements and other factors may impact greatly upon strategies and expectations and are outside our direct control.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of March 31, 2000, the Company had cash on hand in the amount of $2,381. The Company will need additional funds in order to effectuate its new business strategy, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its new business strategy.

         On May 5, 2000, Steven N. Bronson, the Company's Chairman, loaned the Company $100,000 to be used for working capital and to assist in the implementation of the Company's new business strategy. The principal amount of the loan bears interest at the rate of 10 percent per annum and is repayable by the Company upon demand, but in no event later than August 31, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On or about August 3, 1999, in connection with an agreement with a third party, who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which bear interest at the rate of 10% per annum. The agreement, as amended, between the Company and the third party is annexed as an Exhibit to the Company's Form 10-KSB for the year ended September 30, 1999 and is expressly incorporated herein by reference. The merger negotiations between the Company and the third-party have been cancelled and the third party has failed to repay the loans as required by the agreement. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. The Company has entered into a settlement agreement whereby Abtech Industries, Inc. has agreed to pay the Company $170,000, plus interest at a rate of 10% on that sum from August 3, 1999, on or before May 15, 2000. The settlement agreement is secured by a confession of judgment executed by Abtech Industries, Inc. There is no assurance that the Company will be able to recover any of the moneys loaned to the third party.

The Company is not a party to any other material legal proceedings.

Item 6.           Exhibits And Reports On Form 8-K

              a.  Exhibits

                  The exhibit listed below is filed as part of this report.

                  Exhibit 27   Financial Data Schedule

              b.  Reports on Form 8-K

                  No reports on Form 8-K were filed for the period ended March 31, 2000.

                  On May 3, 2000 the Company filed a current report on Form 8-K, which disclosed that on March 17, 2000 Justin Model, Alan Rosenberg and Leonard Hagan were appointed to serve as directors of the Company to fill three of the vacancies on its Board of Directors. The Form 8-K also disclosed that on April 28, 2000, the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation, in exchange for 15,000,000 shares of the Company's authorized but unissued common stock. The Company's current report on Form 8-K, dated May 3, 2000, is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000
                                  MEDTECH DIAGNOSTICS, INC.

                                  By: /s/ Steven N. Bronson
                                     ---------------------------
                                     Steven N. Bronson, President
                                     (Principle Executive Officer),
                                     as Registrant's duly authorized officer