Form 10QSB
period 2000-06-30
4NETWORLD COM INC
filed 2000-08-14
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number: 33-131110-NY

                               4networld.com, Inc.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                   22-1895668
 ------------------------------                   ------------------
 State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                    Identification No.)

                 900 Third Avenue, Suite 201, New York, NY 10022
                   ------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                (212) 610 - 2778
               --------------------------------------------------
               (Registrant's telephone number including area code)

                            MEDTECH DIAGNOSTICS, INC.
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of August 11, 2000 was 7,961,018 shares.

                               4networld.com, Inc

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

Balance Sheets............................................................  3

Statements of Operations..................................................  4

Statements of Cash Flows .................................................  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And Analysis Of
             Financial Condition And Results Of Operations................  8

PART II - OTHER INFORMATION............................................... 10

Item 1.  Legal Proceedings................................................ 10

Item 2.  Changes in Securities............................................ 11

Item 4.  Submission of Matters to a Vote of Security Holders.............. 13

Item 5.  Other Information................................................ 14

Item 6.  Exhibits & Reports on Form 8-K................................... 14

SIGNATURES................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

4networld.com, Inc. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS                                                                 June 30, 2000    September 30, 1999
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                          $      443,969       $       47,677
  Accounts receivable, net                                                   19,193                    -
  Loan receivable                                                                 -                1,000
------------------------------------------------------------------------------------------------------------
    Total current assets                                                    463,162               48,677

PROPERTY AND EQUIPMENT, NET                                                  46,790                    -

GOODWILL, NET                                                               805,846                    -
------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                     $    1,315,798       $       48,677
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $       58,380       $       27,579
  Current portion of long-term debt                                          22,276                    -
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                80,656               27,579

LONG-TERM DEBT                                                               90,499                    -
------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                                       171,155               27,579
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common  stock, $.00001 par value; 100,000,000 shares
    authorized; 7,961,000 and 5,628,000, respectively,
    shares issued and outstanding                                                80                   56
  Capital in excess of par value                                          2,702,315            1,439,503
  Accumulated deficit                                              (      1,557,752)    (      1,418,461)
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                            1,144,643               21,098
------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    1,315,798       $       48,677
------------------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                   Three Months Ended            Nine Months Ended
                                                        June 30                       June 30
                                             -------------------------------------------------------------
                                                  2000           1999           2000           1999
----------------------------------------------------------------------------------------------------------
REVENUE, DIVIDEND AND INTEREST INCOME          $   70,336     $    2,872     $   70,925     $    8,818

OPERATING EXPENSES                                179,294         12,858        210,216         21,244
----------------------------------------------------------------------------------------------------------

NET LOSS                                     ( $  108,958)  ( $    9,986)  ( $  139,291)  ( $   12,426)
----------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED( $     0.02)        Nil      ( $     0.02)        Nil
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   5,865,253      5,628,000      5,706,796      5,628,000
----------------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                             2000                1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ( $     139,291)    ( $      12,426)
------------------------------------------------------------------------------------------------------------
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           16,195                   -
      Common stock issued for services                                        13,688                   -
      Common stock options issued for services                                 6,050                   -
      Changes in operating assets and liabilities:
         Accounts receivable                                         (         1,114)                  -
         Accounts payable and accrued expenses                                22,436               6,500
------------------------------------------------------------------------------------------------------------
           Total adjustments                                                  57,255               6,500
------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                   (        82,036)    (         5,926)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash consideration paid for business acquired                     (        20,000)                  -
   Cash balance of business acquired                                          11,877                   -
------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                   (         8,123)                  -
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan receivable                                               1,000                   -
   Principal payments of long-term debt                              (        14,549)                  -
   Proceeds from issuance of common stock                                    500,000                   -
------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                       486,451                   -
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         396,292     (         5,926)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               47,677             223,398
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     443,969       $     217,472
------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
------------------------------------------------------------------------------------------------------------

   Common stock issued in connection with acquisition of a business    $     743,098       $           -
------------------------------------------------------------------------------------------------------------

   Liabilities  assumed in excess of fair value of assets  received
      in connection with acquisition of a business                     $      68,779       $           -
------------------------------------------------------------------------------------------------------------

   Goodwill recorded in connection with acquisition of a business      $     820,000       $           -
------------------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION

               Consolidation

               The condensed consolidated financial statements include the accounts of 4networld.com, Inc., formally known as MedTech Diagnostics, Inc. (the Company) for the entire period and 4net Software, Inc., formally known as Delotto Systems, Inc., (the Subsidiary) for the period from April 28, 2000 (acquisition date) through June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

               Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999 and the Subsidiary's audited financial statements and footnotes thereto included in the Company's Form 8-KA dated July 12, 2000.

               The balance sheet at September 30, 1999, has been derived from the Company's audited balance sheet at that date.

NOTE 2.        STOCK OPTIONS

               From time to time, the Company grants stock options to directors, officers and outside consultants. During the three-month period ended June 30, 2000 the Company granted 320,000 options to certain employees and directors and granted 32,500 options to non-employees. The Company has elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in accounting for employee stock options. Under this application compensation expense is recorded only to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. No compensation expense has been recognized for the options issued to the employees for the three-month period ended June 30, 2000. Included in the condensed consolidated statement of operations for the three month period ended June 30, 2000 is $6,050 of consulting services which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

NOTE 3.        SIGNIFICANT TRANSACTION AND EVENTS


               Acquisition

               On April 28, 2000, the Company acquired all of the issued and outstanding common stock of the Subsidiary.

               The following unaudited pro forma combined condensed statements of operations for the three and nine month periods ended June 30, 2000 are as if the business combination had occurred at the beginning of each period presented.

                                                                  Three Month        Nine Month
                                                                  Period Ended      Period Ended
                                                                 June 30, 2000     June 30, 2000
               ------------------------------------------------------------------------------------
               Revenue, dividend and interest income              $     73,537      $    145,836
               Operating expenses                                      206,213           404,587
               ------------------------------------------------------------------------------------

               Net loss                                         ( $    132,676)   ( $    258,751)
               ------------------------------------------------------------------------------------

               Net loss per share                               ( $        .02)   ( $        .04)
               ------------------------------------------------------------------------------------

               The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

               Reverse Stock Split

               Effective May 16, 2000, the Company amended its certificate of incorporation to account for a one for fifty reverse stock split and decreased the number of common stock shares authorized to 100,000,000. All stock information has been adjusted to give effect to the above.

               Private Sale of Stock

               Effective June 30, 2000, the Company sold 2,000,000 shares of its unregistered common stock to its Chairman for $500,000.

Item 2.        Management's Discussion and Analysis or Plan Of Operations

        The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

BACKGROUND

        In 1991, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. Thereafter, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to seek to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

        In March of 2000, the Company adopted a new business strategy and plan of operations, which included among other things, changing the Company's name from MedTech Diagnostics, Inc. to 4networld.com, Inc. In connection with the Company's new business strategy the Company called and held a Special Meeting of Stockholders to vote for, among other things, a 50 for 1 reverse split of the Company's common stock. See Part II, Item 4. (Submission of Matters to a Vote of Security Holders) and Part II, Item 2. (Changes In Securities), below.

        The Company's plan of operations is to make acquisitions and strategic investments in companies that have developed unique, turnkey systems that provide businesses with a platform of Internet related products and services. The Company's objective is to become a premier business-to-business Internet enabling company. The Company plans to achieve its objective by acquiring Internet solution companies in specific segments of the Internet economy. The Company's strategy is to integrate its portfolio of companies into a collaborative network that leverages the collective knowledge and resources of the portfolio companies. In addition to providing management and financial support, the Company will also assist in the marketing, sales, and accounting functions for each acquired company.

        In furtherance of our business strategy, on April 28, 2000 the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"), pursuant to the terms and conditions of a Stock Purchase Agreement dated April 24, 2000 by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. The Company previously disclosed information concerning the DelOtto Systems acquisition in a Current Report on Form 8-K, filed on May 3, 2000, which is incorporated herein by reference. Subsequent to the acquisition, DelOtto Systems changed its name to 4net Software, Inc. ("4net Software"). 4net Software is a full service provider of content management and content syndication software and a developer of business-critical websites.

RESULTS OF OPERATIONS

        For the three month period ended June 30, 2000 and 1999, the Company had revenue of $70,336 and $2,872, respectively. For the nine months ended June 30, 2000 and 1999, the Company had revenue of $70,925 and $8,818, respectively. The increase in revenue for the three month period ended June 30, 2000 is attributable to the income earned by 4net Software, the Company's wholly owned subsidiary and payments received from Abtech Industries, Inc. in connection with a litigation. See Part II. Item 1. (Legal Proceedings), below. Other than interest income the Company did not earn any revenue for the corresponding period last year given the virtual suspension of the Company's operations during that period.

        General and administrative expenses for the three-months ended June 30, 2000 and 1999 were $179,294 and $12,858, respectively. General and administrative expenses for the nine months ended June 30, 2000 and 1999 were $210,216 and $21,244, respectively.

        The increase in general and administrative expenses for the three months and nine months ended June 30, 2000 was due primarily to increased legal, accounting and administrative expenses associated with the Company's new business strategy, including, among other things, the preparation and filing of a proxy statement in connection with a Special Meeting of Stockholders of the Company and the acquisition of 4net Software.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from interest income during the year, a $100,000 loan from Steven N. Bronson, and payments received from Abtech Industries, Inc. in connection with a litigation. See Part II. Item 1. (Legal Proceedings), below. As of June 30, 2000, the Company had cash on hand in the amount of $443,969. The Company will need additional funds in order to effectuate its new business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its new business strategy.

        On May 5, 2000, Steven N. Bronson, the Company's Chairman and CEO, loaned the Company $100,000 to be used for working capital and to assist in the implementation of the Company's new business strategy. The principal amount of the loan accrued interest at the rate of ten percent (10%) per annum and was repayable by the Company upon demand, but in no event later than August 31, 2000 (the "May 5, 2000 Note").

        On June 30, 2000, the Company closed a private placement transaction with Mr. Bronson, pursuant to which Mr. Bronson acquired 2,000,000 restricted shares of the Company's unregistered common stock for a total purchase price of $500,000. The purchase price was paid by the cancellation of the May 5, 2000 Note and the payment by Mr. Bronson to the Company of $400,000 in cash. The funds will be used for working capital and to assist the Company in carrying out its business strategy.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

        On or about August 3, 1999, in connection with an agreement with a third party who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which bear interest at the rate of 10% per annum. The agreement, as amended, between the Company and the third party is annexed as Exhibit 10.1 and 10.2 to the Company's Form 10-KSB for the year ended September 30, 1999 and is expressly incorporated herein by reference. The merger negotiations between the Company and the third-party have been canceled and the third party has failed to repay the loans as required by the agreement. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. The Company entered into a settlement agreement whereby Abtech Industries, Inc. ("Abtech") agreed to pay the Company $170,000, plus interest at a rate of 10% on that sum from August 3, 1999, on or before May 15, 2000. The settlement agreement is secured by a confession of judgment executed by Abtech.

        On May 15, 2000, the Company entered into a forbearance agreement with Abtech, whereby the Company agreed not to file the judgment against Abtech for a period of two weeks in exchange for a payment of $15,000 representing the interest on the principal amount of the loan through June 15, 2000. On June 1, the Company entered into a second forbearance agreement with Abtech, whereby the Company agreed not to file the judgment against Abtech for a period of two weeks in exchange for a payment of $15,000 towards the principal amount of the loan.

        On June 15, 2000 the Company entered into a third forbearance agreement with Abtech whereby the Company agreed not to file the judgment against Abtech for a period of 45 days in exchange for a payment of $10,000 towards the principal amount of the loan on or before June 16, 2000, a payment of $10,000 towards the principal amount of the loan on or before July 5, 2000, a payment of $6,000 representing interest on the remaining principal balance of the loan from June 15, 2000 through July 31, 2000, and a bonus payment for the forbearance agreement on or before July 20, 2000.

        On August 1, 2000, the Company entered into an agreement with Abtech whereby Abtech agreed to payoff the remaining principal with interest on the loan on or before December 1, 2000. In connection with this agreement Abtech agreed to pay the Company a fee of $5,000 for the extension.

        Currently, Abtech owes the Company $125,000 of principal with interest plus the $5,000 extension fee. While Abtech has made all of the payments called for by the forbearance agreements set forth above to date, there can be no assurance that the Company will be able to recover any additional funds which are owed to the Company by Abtech.

        The Company is not a party to any other material legal proceedings.

Item 2.        Changes in Securities

        (a) On May 11, 2000, the Company held a Special Meeting of Stockholders pursuant to notice dated April 20, 2000. Stockholders of record as of March 17, 2000 were entitled to vote at the Special Meeting. At the Special Meeting, the stockholders of record approved a Certificate of Amendment of the Certificate of Incorporation of MedTech Diagnostics, Inc.: (i) to change the name of the Company from MedTech Diagnostics, Inc. to 4networld.com, Inc.; (ii) to effectuate a reverse split of the shares of the Company's issued and outstanding common stock such that one (1) share of "new" common stock was issued in exchange for each fifty (50) shares of the Company's common stock then issued and outstanding, with any fractional shares of common stock which resulted from the share exchange being rounded up and exchanged for one (1) whole share of "new" common stock; and (iii) to decrease the number of shares of capital stock authorized for issuance by the Company from 500,000,000 shares of common stock to 105,000,000 shares of capital stock consisting of 100,000,000 shares of $.00001 par value common stock and 5,000,000 shares of $.01 par value preferred stock. The Certificate of Amendment of the Certificate of Incorporation of the Company authorizes the Board of Directors, subject to the limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

        The Certificate of Amendment of the Certificate of Incorporation of the Company was filed with the Secretary of State of Delaware on May 16, 2000 and became effective on that date. As of August 11, 2000, there were no series of preferred stock designated nor were any shares of preferred stock issued or outstanding.

        (c) (i) On April 28, 2000, in connection with the Company's acquisition of 4net Software, the Company issued an aggregate of fifteen million (15,000,000) restricted shares of the Company's common stock (equivalent to 300,000 shares after the Company's 50-for-1 reverse stock split)(the "Acquisition Shares") to three shareholders of 4net Software in exchange for all of the outstanding shares of capital stock of 4net Software in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction. The Acquisition Shares are subject to a lock-up agreement for a period of two (2) years, the terms of which may be waived by the Board of Directors of the Company.

               (ii) On May 11, 2000, pursuant to the Non-Employee Director Automatic Stock Option Grant provision of the 4networld.com, Inc. 2000 Stock Incentive Plan the Company's two non-employee directors, Leonard Hagan and Alan Rosenberg were granted stock options to purchase 10,000 shares of the Company's common stock. The stock options granted to Messrs. Hagan and Rosenberg have a five year term from the date of grant, an exercise price of $2.26 per share (which is 100% of the closing price of the Company's common stock on the date of grant), and were fully vested on the date of grant.

               (iii) On May 11, 2000, the Company granted 2,500 stock options to Mr. Justin Model pursuant to the 4networld.com, Inc. 2000 Stock Incentive Plan as compensation to Mr. Model for past consulting services rendered to the Company. The stock options granted to Mr. Model have a five year term from the date of grant, an exercise price of $2.26 per share (which is 100% of the closing price of the Company's common stock on the date of grant), and were fully vested on the date of grant.

               (iv) On June 8, 2000, the Company issued 30,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. On June 8, 2000, the common shares issued to Mr. Prestiano had a fair market value of $12,188. The shares issued to Mr. Prestiano are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction.

               (v) On June 8, 2000, the Company granted 30,000 stock options to Mr. Paul Bronson pursuant to the 4networld.com, Inc. 2000 Stock Incentive Plan as compensation to Mr. Bronson for past consulting services rendered to the Company in connection with the Company's acquisition of 4net Software. The stock options granted to Mr. Bronson have a five year term from the date of grant, an exercise price of $.81 per share (which is 100% of the closing price of the Company's common stock on the date of grant), and were fully vested on the date of grant. Paul Bronson is the brother of Steven N. Bronson, the Chairman and CEO of the Company. The option grant to Paul Bronson was determined and approved by the Board of Directors of the Company.

               (vi) On June 20, 2000, the Company issued 3,000 shares of common stock to MDC Group, Inc. as consideration for its past public relations services rendered to the Company. On June 20, 2000, the common shares issued to MDC Group, Inc. had a fair market value of $1,500. The shares issued to MDC Group, Inc. are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction.

               (vii) On June 30, 2000, the Company granted 300,000 stock options to Mr. Steven N. Bronson, the Chairman and CEO of the Company, pursuant to the 4networld.com, Inc. 2000 Stock Incentive Plan as compensation to Mr. Bronson for services rendered to Company as sole officer during the period September 1998 through June 2000. The stock options granted to Mr. Bronson have a five year term from the date of grant, an exercise price of $0.55 per share (which is 110% of the closing price of the Company's common stock on the date of grant), and were fully vested on the date of grant. The options granted to Steven N. Bronson were determined and approved by the Board of Directors of the Company, with Mr. Bronson abstaining from the vote.

               (viii) On June 30, 2000, the Company completed the sale of 2,000,000 shares of its common stock in a private transaction with gross proceeds to the Company from the sale of $500,000 (the "Private Placement"), or $.25 per share. All of the common shares sold in the Private Placement were purchased by Steven N. Bronson, the Company's Chairman and CEO. After giving due consideration to the Company's financial condition and its capital requirements for the implementation of its business plan, the acquisition of the Private Placement shares by Mr. Bronson was approved by the Board of Directors of the Company on June 30, 2000, with Mr. Bronson abstaining from the Board's vote on the matter. The purchase price of the Private Placement shares was paid by Mr. Bronson as follows: (i) the forgiveness of the May 5, 2000 Note in the amount of $100,000; and (ii) the payment of $400,000 in cash. The Company paid no selling, finders, placement or other commissions or fees in connection with the Private Placement. The shares of common stock issued in the Private Placement are restricted shares and are subject to a lock-up agreement for a period of six months. The shares in the Private Placement were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction.

Item 4.        Submission of Matters to a Vote of Security Holders.

        On May 11, 2000, the Company held a Special Meeting of Stockholders. Of the 281,400,000 shares of common stock entitled to vote at the meeting, 207,208,989 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 73.6% of the Company's outstanding shares of common stock eligible to vote at the Special Meeting.

        At the meeting, the Company's stockholders approved and/or ratified: (i) the election of Steven N. Bronson, Alan Rosenberg and Leonard Hagan to the Board of Directors ("Proposal 1"); (ii) an amendment to the Company's Certificate of Incorporation to change the name of the Company to 4networld.com, Inc. ("Proposal 2"); (iii) a reverse split of the shares of the Company's issued and outstanding common stock such that one (1) share of "new" common stock would be issued in exchange for each fifty (50) shares of common stock then issued and outstanding ("Proposal 3"); (iv) an amendment to the Company's Certificate of Incorporation to decrease the shares of capital stock authorized for issuance from 500,000,000 shares of common stock to 105,000,000 shares of capital stock consisting of 100,000,000 shares of $.00001 par value common stock and 5,000,000 shares of $.01 par value preferred stock ("Proposal 4"); (v) an amendment to the Company's By-Laws to change the size of the Board of Directors from five members to not less than three members nor greater than eight members ("Proposal 5"); and (vi) the adoption of the 4networld.com, Inc. 2000 Stock Incentive Plan ("Proposal 6"). Proposals 1, 2, 3, 4, 5 and 6 were approved and/or ratified by the Company's stockholders as follows:

                                               Votes Against              Votes            Broker
                              Votes For         or Withheld             Abstaining       Non-Votes
                              ---------        -------------            ----------       ---------
PROPOSAL 1
   Steven N. Bronson         207,012,889            196,100                     ---              ---
   Justin Model               67,823,389        139,385,600                     ---              ---
   Alan Rosenberg            197,013,389            195,600              10,000,000              ---
   Leonard Hagan             197,023,389                ---              10,185,600              ---

PROPOSAL 2                   206,965,989            215,000                 28,000               ---

PROPOSAL 3                   205,596,389          1,542,100                 70,500               ---

PROPOSAL 4                   144,686,490            213,000                 28,000        62,281,499

PROPOSAL 5                   206,868,389            312,600                 28,000               ---

PROPOSAL 6                   206,627,889            408,000                173,100               ---

Item 5.        Other Information

        On June 30, 2000, the Board of Directors of the Company ratified and approved the name change of DelOtto Systems, Inc., the Company's wholly owned subsidiary, to 4net Software, Inc. in order for such name to more accurately reflect the Company's ownership and the business focus of the Company. The approved name change became effective on June 29, 2000 through the filing of Articles of Amendment-Domestic Business Corporation with the Secretary of the Commonwealth of the Commonwealth of Pennsylvania.

        On August 1, 2000, the Company entered into Employment Agreements with Steven N. Bronson and Robert Park. The terms of such Employment Agreements include the following:

Name                  Title                 Salary/Year          Term
----                  -----                 -----------          ----
Steven N. Bronson     CEO & President       $120,000             1 year
Robert Park           Vice-President        $60,000              2 years

        Mr. Bronson and Mr. Park shall each be entitled to earn and receive bonus compensation provided certain performance goals are achieved by the Company. Such bonuses shall be granted based upon terms and conditions determined by the Board of Directors of the Company. Mr. Bronson and Mr. Park shall each also be entitled to participate in the 4networld.com, Inc. 2000 Stock Incentive Plan pursuant to the terms and conditions of that plan. In connection with the employment of Robert Park by the Company, Mr. Park resigned from his position as Director of Business Development at 4net Software, Inc.

        On August 11, 2000, in connection with the Company's acquisition of 4netsoftware, Robert Park was appointed to the Board of Directors of the Company. Mr. Park was appointed to the Board of Directors by the unanimous consent of the Board, to serve, subject to his earlier death, resignation or removal in accordance with the By-Laws of the Company or the laws of the State of Delaware, until his successor shall have been duly elected and shall have qualified.

Item 6.        Exhibits And Reports On Form 8-K

        a.     Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit
Number    Description of Document
-------------------------------------------------------------------------------

2.1       Stock Purchase Agreement by and between Michael Park, Andrew
          Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.

3.1       Certificate of Incorporation of the Company. (1)

3.2       By-Laws of the Company. (1)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company.

3.4       Amended and Restated By-Laws of the Company.

10.3 Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson.

10.4 Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park.

27        Financial Data Schedule (for electronic filing only)
----------------------------
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's earlier Form 10-KSB filings under Commission file number 33-13110-NY.

        b.     Reports on Form 8-K.

               On May 3, 2000 the Company filed a Current Report on Form 8-K, which disclosed that on March 17, 2000 Justin Model, Alan Rosenberg and Leonard Hagan were appointed to serve as directors of the Company to fill three of the vacancies on its Board of Directors. The May 3, 2000 Form 8-K also disclosed that on April 28, 2000, the Company acquired all of the issued and outstanding capital stock of 4net Software, Inc. (formerly known as DelOtto Systems, Inc.), a Pennsylvania corporation, in exchange for 15,000,000 restricted shares of the Company's authorized but unissued common stock.

               On July 12, 2000, the Company filed and Amendment to Current Report on Form 8-K/A to amend the Current Report on Form 8-K which was filed on May 3, 2000. The July 12, 2000 Form 8-K/A contained financial statements of the business acquired and pro forma financial information.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2000
                                                4networld.com, Inc.

                                                By: /s/ Steven N. Bronson
                                                ----------------------------
                                                Steven N. Bronson, President
                                                Principle Executive Officer
                                                as Registrant's duly
                                                authorized officer

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document
-------------------------------------------------------------------------------

2.1       Stock Purchase Agreement by and between Michael Park, Andrew
          Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.

3.1       Certificate of Incorporation of the Company. (1)

3.2       By-Laws of the Company. (1)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company.

3.4       Amended and Restated By-Laws of the Company.

10.3 Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson.

10.4 Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park.

27        Financial Data Schedule (for electronic filing only)
----------------------------
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's earlier Form 10-KSB filings under Commission file number 33-13110-NY.