Form 10KSB
period 2000-09-30
4NETWORLD COM INC
filed 2001-01-02
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4networld.com, Inc.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     11-2831380
----------------------------------                ----------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

      900 Third Avenue, Suite 201, New York, New York               10022
--------------------------------------------------------------   ------------
          (Address of principal executive offices)                (Zip code)

                                 (212) 610-2778
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities
Exchange Act of 1934:  None

Securities registered pursuant to Section 12(g) of the Securities
Exchange Act of 1934:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

             Yes [X]                            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KB or any amendment to this Form 10-KB. [ ]

State issuer's revenues for its most recent fiscal year: $85,123

As of December 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $505,954.88. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of December 28, 2000, there were issued and outstanding 8,011,018 shares of the registrant's common stock, par value $.00001 per share.

                                     PART I

         This report on Form 10-KSB contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially form those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

ITEM 1.    DESCRIPTION OF BUSINESS.

         4networld.com, Inc. ("4networld" or the "Company") was incorporated in 1986. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

     In March 2000, the Company adopted a new plan of operation. The Company's new plan of operation is to make acquisitions and strategic investments in companies that have developed unique niche software and/or Internet related products and services that enable companies to integrate the Internet into their business strategy. The Company's objective is to acquire undervalued businesses and manage and operate a portfolio of niche software and Internet solution companies. The Company plans to develop and operate the acquired businesses by providing management and financial support, as well as assisting them in marketing, sales, and accounting functions.

         In accordance with its business plan, the Company called and held a Special Meeting of Stockholders on May 11, 2000 (the "Special Meeting"). At the Special Meeting, the Company's stockholders approved, among other things, the change of the Company's name from MedTech Diagnostics, Inc. to 4networld.com, Inc. and a 50 for 1 reverse split of the Company's common stock. At the Special Meeting the stockholders also approved the adoption of the 4networld.com, Inc. 2000 Stock Incentive Plan ("2000 Stock Incentive Plan"). See Part II, Item 4. Submission of Matters to a Vote of Security Holders contained in the Company's Form 10-QSB for the quarter ended June 30, 2000, which is incorporated herein by reference.

         Pursuant to its new business plan, on April 28, 2000, 4networld acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"), pursuant to the terms and conditions of a Stock Purchase Agreement dated April 24, 2000. See Current Report on Form 8-K, filed on May 3, 2000 reporting the acquisition of DelOtto Systems, which is incorporated herein by reference. Subsequent to the acquisition, DelOtto Systems changed its name to 4net Software, Inc. ("4net Software"). In December 2000, the Company restructured 4net Software from a Pennsylvania corporation to a Delaware corporation.

         4net Software is a full service provider of content management and content syndication software and is a developer of business-critical web sites. 4net Software develops web-based software applications, focusing on content management and information exchange. Its flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own web site. This functionality reduces the cost of web site maintenance, and improves the process of sustaining a dynamic online presence.

         Currently, the Company is engaged in managing and developing the business of 4net Software, and searching for and evaluating appropriate, undervalued, businesses for possible acquisition.

Strategy

         4networld's objective is to become a premier supplier of web-enabling software by expanding its product and service line through the acquisition of companies with proven performance in web-based technology. We believe that our focus will allow us to rapidly capitalize on new opportunities and quickly expand our product and service line. In addition, we believe that the acquisition of companies with proven products or services will increase our revenues and earnings.

         As Internet usage continues to rise, the ability of a business to effectively and efficiently manage the Internet should create a significant competitive advantage in most industries. 4networld's strategy of acquiring niche software and Internet solution companies, as well as 4net Software's products and services, is intended to offer businesses a cost-effective means of integrating the Internet into their business operations and thereby profiting through the efficient utilization of the Internet.

         The Company plans to acquire companies that have developed unique proprietary software and Internet based applications and/or e-business consulting services intended to help businesses manage the Internet. We expect to target companies for acquisition that are in the following industry segments:

                  Internet Applications/Services - Companies developing unique technology regarding web design, software engineering, e-commerce solutions, and database integration.

                  e-Business/Information Technology Consulting - Companies that provide enterprise-wide consulting services to assist businesses in harnessing the potential of the Internet.

                  Sales/Marketing Business Solutions - Companies that have developed proven business solutions in the area of online and off-line advertising programs, brand development, market and competitive research, technical writing, corporate communications, and sales promotion.

Competition of 4networld

         In connection with its acquisition strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including Internet incubators, venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive acquisition prospects.

         The principal competitors of the Company's wholly owned subsidiary, 4net Software, include: in-house development efforts by potential clients or partners; other vendors of software that directly address elements of e-business applications, such as BroadVision; and developers of software that address only certain technology components of e-business applications (e.g., content management), such as Interwoven. See "Business of 4net Software, Inc. - Competition of 4net Software," below.

         4networld plans to differentiate itself from its competition through 4net Software's ability to provide a menu of web-based applications and e-business solutions that scales in both price and functionality from the middle market up to Fortune 500 companies. This component based approach to application development provides the business community with the flexible decision making needed in building an effective online presence, and using the Internet to manage their business.

         The Company will seek to retain a competitive advantage through execution of its acquisition strategy. Since 4networld plans to acquire profitable companies already entrenched and proven within their market space, the Company expects to quickly solidify its position within the web-based software industry.

Business of 4net Software, Inc.
-------------------------------

         On April 28, 2000, 4networld acquired 4net Software, Inc. ("4net Software"). 4net Software is a full service provider of content management and content syndication software and is a developer of business-critical web sites. 4net Software has developed a technology which helps businesses manage the Internet through web-based applications. From design to deployment, 4net Software provides a comprehensive set of products and services that support the complete integration of web systems into a company's operation. 4net Software provides its clients with proprietary web-based applications and e-business consulting services that perform and scale with the client's business.

         4net Software develops web-based software applications focusing on content management and information exchange. Its flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own web site. This functionality reduces the cost of web site maintenance, and improves the process of sustaining a dynamic online presence.

         The Company believes that the cost and processes of web site content management can be prohibitive to small and mid-sized businesses even as web sites become an integral part of a business' operations and success. Many of today's content management systems, regardless of whether they are custom or packaged, require in-house, expensive technical personnel to write proprietary code. Thus, it is difficult for a non-technical user to add or change content to its corporate web sites. To solve this problem, 4net Software has developed proprietary solutions that enable non-technical users to take a more active role in web site management - all without sacrificing performance and scalability. As a result, 4net Software's proprietary products provide businesses with cost effective and efficient solutions for creating and maintaining a dynamic online presence.

         Recently, 4net Software has added prominent companies to its growing client base such as ITT Industries. In addition, the Company is in the process of identifying and pursuing customers where synergies exist, which would allow 4net Software to leverage a strategic partner's resources and gain access to its existing client base.

Products of 4net Software

4netManager(TM)
---------------

         4netManager(TM) is the primary software product of 4net Software. The success of 4net Software will depend to a large degree on its ability to successfully market and sell 4netManager(TM). The following components of 4netManager(TM) give businesses the ability to easily modify existing content, work within familiar interfaces, control workflow, collaborate with remote sources, search with advanced capabilities, develop an e-commerce infrastructure, and administer ad placement.

         Free-form Content Manager
         This component allows the user to add any sort of free form text into a web page. Once the web page has been created, the user simply selects the page to edit in 4netManager(TM), makes any and all text changes, then clicks the "Save" button. Changes are automatically posted to the web site.

         Events Calendar
         The calendar component allows users to enter date-sensitive information and have web visitors view the information in a user-friendly calendar context. Additional features include the ability to incorporate event starting/ending dates, event locations, and event starting/ending times, and the ability to include a hyperlink to additional event information. Also included is a purge function that allows users to easily delete blocks of data based on dates.

         Banner Manager
         The Banner Manager allows users to change banners on the web site through the 4netManager(TM) interface. New banners are easily uploaded through the 4netManager(TM) Media Manager without the need of FTP software; a third party control allows for simple browser-based uploading. Once a banner has been added to the rotation this component differentiates between internal and external links. If an external link is selected, a new browser window is opened automatically.

         Media Manager
         The Media Manager is one of the cornerstones of the 4netManager(TM) program. It facilitates the simple upload, display and deletion of a wide array of media types. Virtually any media type (e.g. Word (.doc) documents, Adobe Acrobat (.pdf) files, PowerPoint (.ppt) presentations) can be managed through this interface.

         Links
         The Links component gives users the ability to build up a links library on their web site. Visitors are afforded the ability to dynamically sort links on the site by selecting a links category from a drop-down list. Users can verify these links directly from the 4netManager(TM) interface.

         FAQ
         Users may build up a knowledge base of questions and answers through the FAQ component. Visitors are afforded the ability to dynamically search questions on the site by selecting a questions category from a drop-down list.

         Products
         The Product section allows users to easily add a product, product description, features and benefits list, supporting documents and images. Products are arranged in a Category / Sub-Category / Product Listing format.

        Product Search
        Product Searching capability is fully integrated into the above-mentioned Products module. Once the product library is properly established, visitors will be able to perform a key-word search for any product in the library.

        Application Search
        In situations where specific applications apply to a family of products (e.g. recreational, domestic, commercial), applications can be defined and then simply aligned with the chosen products through a simple point-and-click interface.

        Employee Directory
        The Employee Directory component offers a user-friendly interface to list all key employees and their contact information. Visitors can filter their search by the first letter of the employee last name. Optional fields (e.g. photos, cell phone numbers) are displayed only if they contain data.

        Survey
        The Survey component allows a user to gain some web site interactivity by entering a question and up to four possible responses into the 4netManager(TM) interface. When visitors come to the site they vote for their choice and have the current survey results displayed in a graphical format. Visitors will only be able to vote once per session.

        Advertising Brochures
        This module displays current advertising campaign literature on a user's web site. Visitors can see a thumbnail image of the ad-slick and a description of the piece, and have a link to download the ad-slick in .PDF format. Users create the .PDF files; 4netManager(TM) provides the tools to easily list those files on the web site.

        Press Releases
        Keeps a user's visitors informed of recent business activity by displaying press releases on a user's web site. This module includes an archive flag that allows users to tag an item as current, which creates both a current and archive news system. An optional module allows the press release titles to be displayed on any page.

        Job Listings
        Keep company job openings current for your site visitors. List job openings by category and include key information topics such as job description, education or experience requirements, and job codes for easy identification.

        Photo Gallery
        This component creates a dynamic display of images on a single web page. The user simply sets a variable for the number of images to be displayed per page; the page is dynamically created, allowing visitors to scroll from page to page.

        Scrolling Pages
        Similar to the Photo Gallery object, this component allows the user the ability to create pages of content. A scrollable page will be dynamically created, allowing visitors to move easily through the individual pages.

        Contact Form
        The Contact Form module allows for easy form management and is integrated with the "ASPMail" object from ServerObjects, Inc. The form features user-friendly layout that allows visitors to request more information from check box fields. Options for additional information (e.g. request for directions, have someone call) are managed through the 4netManager(TM) interface.

        Email Sign-up
        Provides visitors to a user's web site the ability to sign-up for any function or event. The Email Sign-up module allows visitors to subscribe and unsubscribe to a list with a click of a button. The 4netManager(TM) interface creates a comma-delimited list of resulting e-mail addresses for easy importing into most mail packages.

        The 4netManager(TM)program is the system used to manage all of the above components. 4netManager(TM) also includes the following features:

         Security Login
         Access to 4netManager(TM) is secured through a username and password combination. Users with administrative access can create username and passwords for other users. New users can be given administrative rights or can be limited to specific page sections.

         Web-based HTML Editing
         4netManager(TM) includes in-line HTML editing. Users can bold, italicize and underline any section of text with the simple click of a button. Hyperlinks are added by clicking the link button and entering in the necessary URL.

         File Uploading
         4netManager(TM) is integrated with SA Fileup. This server-side control allows for easy file uploading through the web browser. 4netManager(TM) includes objects that interface with the upload object to limit what types of files are uploaded and the folders to where they may be stored.

         Graphical Content Positioning
         Positioning of data on a web page is easy with 4netManager(TM). Certain components include the ability to have their positions set by viewing the content title information and then clicking on the up or down buttons to position the data on the page.

Enterprise Application of 4netManager(TM)
-----------------------------------------

         The Company is in the process of developing an Enterprise Application of 4netManager(TM). The Company expects to release its web-based content management enterprise application during the second quarter of fiscal year 2001. Building on the power and flexibility of the 4netManager(TM) platform, the enterprise application accelerates time to market for delivering online business. With a core set of flexible components, 4net Software's enterprise application will provide businesses with a fast and efficient system to successfully manage large-scale online businesses that unite content, commerce, and security.

Services of 4net Software
-------------------------

E-Business Consulting

         4net Software provides its clients with effective e-business consulting services, allowing clients to act decisively and implement quickly. The Company helps clients navigate through technical issues, such as database integration and web hosting requirements. Once a strategy is determined, 4net Software is particularly adept at developing web-based applications that enable companies to speed effective e-business solutions to market.

Distribution of 4net Software's Products

     To date, 4net Software has operated primarily as a web site development company with a proprietary content management application. Over the past year, 4net Software has designed and deployed web sites for over 100 small businesses. Each web site developed by the Company is integrated with its content management system, 4netManager(TM), which allows individuals to update content in real time regardless of their technical background.

     4net Software continues to sell its services along with its proprietary technology through relationships and customer referrals. In addition, the Company has significant recurring revenue from its larger clients such as ITT Industries.

     4net Software plans to distribute its enterprise software applications through key relationships with IT consulting firms and other synergistic companies within specific industries. In addition, 4net Software will market their enterprise application directly to companies within the manufacturing industry.

     4net Software plans to distribute its web development and consulting services through key relationships with advertising agencies, trade associations, and traditional media companies. The Company has already entered into agreements with the National Investment Banking Association and KYW-TV3 (CBS Affiliate and subsidiary of Viacom, Inc.) to provide Web development services to their membership and/or clientele.

Revenue Model

     4net Software derives its revenue from the sale of software product licenses, software maintenance and support services, and e-business consulting.

              Software Product Licenses - 4net Software earns revenues through licensing it's proprietary software, including 4netManager(TM).

              Maintenance and Support Agreements - 4net Software clients typically purchase maintenance agreements annually, which are based on a percentage of the product list price. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, web-based technical support, while purchasers of support contracts receive additional telephone support.

              E-business Consulting - 4net Software earns consulting fee revenues from providing e-business consulting services. Such consulting services include integration of software, application development, training and software installation.

Competition of 4net Software

     The business of 4net Software, providing web site content management, syndication services, and consulting, is highly competitive. 4net Software expects to encounter intense competition from other entities in its industry. Many of these entities, including large information technology consulting service providers such as Andersen Consulting; large Internet hosting services such as Verio; global and regional web development companies such as Worldweb.net; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. There can be no assurance that 4net Software will have the ability to compete successfully in its industry. 4net Software's financial resources will be limited in comparison to those of many of its competitors and there can be no assurance that such limitations will permit 4net Software to achieve its business objectives.

     4net Software will try to differentiate itself from its competition through its ability to provide a menu of web-based applications and e-business solutions that scales in both price and functionality from the middle market up to Fortune 500 companies. This component based approach to application development provides the business community with the flexible decision making needed to build an effective online presence.

Employees
---------

     As of December 21, 2000, we had a total of 4 employees, of which 1 was employed at 4networld and 3 were employed at 4net Software. None of our employees are represented by a union or other collective bargaining group.

Factors Affecting Operating Results and Market Price of Stock
-------------------------------------------------------------

     You should carefully consider the risks described below before making an investment decision concerning the common stock of the Company. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.


The Company Has Limited Resources

     The Company has limited resources and has had no revenues from operations for the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997. Currently, the sole source of revenue for the Company is the business of 4net Software, which became a wholly owned subsidiary of the Company on April 28, 2000. Other than the revenues earned through the operations of 4net Software, the Company will only earn revenues through the acquisition of a target company (an "Acquisition"). There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company, including the current revenues of 4net Software, will not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional Acquisitions. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

The Company Will Need Additional Financing in Order to Execute Its Business Plan

     The Company has had only nominal revenues to date and will be entirely dependent upon its limited available financial resources to implement its business plan. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target.

Additional Financing May Not Be Available to the Company

     There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of further Acquisitions, and would have minimal capital remaining to pursue other Targets. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of 4net Software. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

The Company May Not Be Able to Borrow Funds

     While there currently are no limitations on the Company's ability to borrow funds, the limited resources of the Company and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an Acquisition, or to provide funds for 4net Software, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target may have already incurred borrowings and, therefore, the Company will be subjected to all the risks inherent thereto.

Competition for Acquisitions

     The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including Internet incubators, venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

The Company May Be Subject to
Uncertainty in the Competitive Environment of a Target

     In the event that the Company succeeds in effecting an Acquisition, the Company will, in all likelihood, become subject to intense competition from competitors of the Target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an Acquisition, the Company will have the resources to compete effectively in the industry of the Target, especially to the extent that the Target is in a high growth industry.

Competition of 4net Software.

     The business of 4net Software, providing web site content management and syndication services, is highly competitive. Many of these competitors have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than 4net Software. There can be no assurance as to the degree to which 4net Software will be able to successfully compete. See "Business of 4net Software, Inc.- Competition of 4net Software".

The Company May Pursue an Acquisition With a Target Operating Outside the United
States: Special Additional Risks Relating to Doing Business in a Foreign Country

        The Company may effectuate an Acquisition with a Target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a Target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Steven N. Bronson is Critical to the Future Success of the Company

     Steven N. Bronson is the Chairman, C.E.O. and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate additional Acquisitions will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson, the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson could have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs

     Mr. Bronson owns 4,818,800 shares of common stock of the Company, not including options to purchase 300,000 shares of common stock, representing approximately 60.2% of the issued and outstanding shares of common stock and approximately 60.2% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

There Exist Conflicts of Interest
Relating to Mr. Bronson's Time Commitment to the Company

     Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an Acquisition may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Acquisitions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of an Acquisition.

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

     The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 21, 2000 the Company had approximately 8,011,018 shares of common stock issued and outstanding and approximately 91,988,982 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

The Uncertain Structure of an Acquisition May
Result in Risks Relating to the Market for the Company's Common Stock

     The Company may form one or more subsidiary entities to effect an Acquisition and may, under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.

The Company Expects to Pay No Cash Dividends

     The Company presently does not expect to pay dividends. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Indemnification of Officers and Directors

     The Company's Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

     Federal and state tax consequences will, in all likelihood, be major considerations for the Company in consummating an Acquisition. The structure of an Acquisition or the distribution of securities to stockholders may result in taxation of the Company, the Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Acquisition so as to minimize the federal and state tax consequences to both the Company and the Target. Management cannot assure that an Acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

     The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that the Company will not be deemed to be an investment company. If the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

You Should Not Rely on Forward-Looking Statements Because They Are Inherently Uncertain

     This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

ITEM 2.    DESCRIPTION OF PROPERTY.

     The Company presently maintains its corporate and administrative offices at 900 Third Avenue, Suite 201, New York, New York 10022. The Company utilizes a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage investment banking firm, with which Mr. Steven N. Bronson, the Company's Chairman, C.E.O. and President, is a principal. Catalyst Financial LLC has, until further notice, waived the payment of rent by the Company. No rent was paid for use of these offices by the Company during the fiscal years ended September 30, 2000, September 30, 1999 or September 30, 1998. The Company does not have a lease on this property and is a month-to-month tenant.

     4net Software, the Company's wholly owned subsidiary, occupies a 1,500 square foot office located at 212 S. Main Street, Suite 2, Elmira, New York 14904. The lease is for a period of one year and has an annual rent of $9,000, including utilities, payable monthly at a rate of $750 per month. The lease expired by its terms on November 30, 2000, and at that time the lease converted to a month to month lease with a monthly rent of $750.

ITEM 3.    LEGAL PROCEEDINGS.

     On or about August 3, 1999, in connection with an agreement with a third party who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which bear interest at the rate of 10% per annum. The merger negotiations between the Company and the third-party ended without a merger agreement and the third party has failed to repay the loans as required by the loan agreement between the parties. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. The Company entered into a settlement agreement whereby Abtech Industries, Inc. ("Abtech") agreed to pay the Company $170,000, plus interest at a rate of 10% on that sum from August 3, 1999, on or before May 15, 2000. The settlement agreement is secured by a confession of judgment executed by Abtech.

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

     On August 1, 2000, the Company entered into a further agreement with Abtech whereby Abtech agreed to payoff the remaining principal with interest on the loan on or before December 1, 2000 (the "August 1st Agreement"). Pursuant to the August 1st Agreement, Abtech agreed to make the following payments of principal and interest: (1) a payment of $10,000 by August 5, 2000 representing principal;
(2) a payment of $10,000 by August 15, 2000 representing $5,000 of principal with the remaining $5,000 for interest and a bonus payment for the extension;
(3) a payment of $30,750 by October 1, 2000 representing principal and interest;
(4) a payment of $30,500 by November 1, 2000 representing principal and interest, (5) a payment of $30,250 by December 1, 2000 representing principal and interest. On September 27, 2000, the Company agreed to extend the payment terms of the August 1st Agreement by one month in exchange for a payment of $5,000.

     Currently, Abtech owes the Company, pursuant to the August 1st Agreement, as amended, $30,250 for principal and interest due on January 1, 2001. While Abtech has made all of the payments called for by the agreements set forth above to date, there can be no assurance that the Company will be able to recover any additional funds which are owed to the Company by Abtech.

     The Company is not a party to any other material legal proceedings.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $.00001 per share, is traded in the over-the counter market under the symbol "FNTW."

     The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions. All of the following bid prices have been adjusted to reflect the 50 for 1 reverse split of the Company's common stock, which was approved by the Shareholders of the Company on May 11, 2000.

                                                               Bid Price
                                                         --------------------
Fiscal Years                                               Low         High
                                                         --------    --------
        2001:   1st Quarter, through December 28, 2000    $.40625        $.16
        2000:   1st Quarter                               $.04688       $1.50
                2nd Quarter                               $.04688      $14.00
                3rd Quarter                                  $.50       $6.25
                4th Quarter                               $.40625       $.875
        1999:   1st Quarter                               $ .0050      $.0050
                2nd Quarter                               $ .0050      $.0050
                3rd Quarter                               $ .0500      $.0500
                4th Quarter                               $ .0500      $1.565

     As of December 28, 2000, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company's common stock were $.16 and $.1875, respectively.

Holders

     As of December 26, 2000, the Company's common stock was held by approximately 45 record holders, who the Company believes hold common stock for approximately 2,221 beneficial holders.

Dividends

     The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     The following information relates to sales of unregistered securities by the Company during fiscal 2000. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

     During fiscal 2000, the Company granted options to various employees and directors to purchase an aggregate of 370,000 shares of common stock under the 2000 Stock Incentive Plan at exercise prices ranging from $2.26 to $.55 per share. These options vested on the date of grant.

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

     On June 30, 2000, the Company completed the sale of 2,000,000 shares of its common stock in a private transaction with gross proceeds to the Company from the sale of $500,000 (the "Private Placement"), or $.25 per share. All of the common shares sold in the Private Placement were purchased by Steven N. Bronson, the Company's Chairman, CEO and President. After giving due consideration to the Company's financial condition and its capital requirements for the implementation of its business plan, the acquisition of the Private Placement shares by Mr. Bronson was approved by the Board of Directors of the Company on June 30, 2000, with Mr. Bronson abstaining from the Board's vote on the matter. The purchase price of the Private Placement shares was paid by Mr. Bronson as follows: (i) the forgiveness of a Promissory Note dated May 5, 2000 in the amount of $100,000; and (ii) the payment of $400,000 in cash. The Company paid no selling, finders, placement or other commissions or fees in connection with the Private Placement. The shares of common stock issued in the Private Placement are restricted shares and are subject to a lock-up agreement for a period of six months. The shares in the Private Placement were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction.

     On August 28, 2000, the Company issued 50,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. On August 28, 2000, the common shares issued to Mr. Prestiano had a fair market value of $16,875. The shares issued to Mr. Prestiano are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     In March of 2000, the Company adopted a new business strategy and plan of operation, which included among other things, changing the Company's name from MedTech Diagnostics, Inc. to 4networld.com, Inc. In connection with the Company's new business strategy the Company called and held a Special Meeting of Stockholders to vote for, among other things, a 50 for 1 reverse split of the Company's common stock. See Part

II, Item 4. Submission of Matters to a Vote of Security Holders contained in the Company's Form 10-QSB for the quarter ended June 30, 2000, which is incorporated herein by reference.

     The Company's plan of operation is to develop, manage and market the products and services of 4net Software, its wholly owned subsidiary, and make acquisitions and strategic investments in companies that have developed proven business solutions or unique proprietary technology intended to assist the business community in creating and maintaining a robust Internet presence. The Company's objective is to become a premier Internet enabling company. The Company plans to achieve its objective by expanding 4net Software's products and services through the acquisition of companies with proven performance in web-based technology. We believe that our focus will allow us to rapidly capitalize on new opportunities and quickly expand our product and service line. In addition, we believe that through the acquisition of companies with proven products and/or services we will increase our revenues and earnings.

     The Company's strategy is to integrate its portfolio of companies into a collaborative network that leverages the collective knowledge and resources of the portfolio companies. In addition to providing management and financial support, the Company will also assist in the marketing, sales, and accounting functions for each acquired company.

     On April 28, 2000, 4networld acquired all of the issued and outstanding capital stock 4net Software. 4net Software is a full service provider of content management and content syndication software and is a developer of business-critical web sites. 4net Software develops web-based software applications, focusing on content management and information exchange. Its flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own web site. This functionality reduces the cost of web site maintenance, and improves the process of sustaining a dynamic online presence.

     Currently, the Company is engaged in managing and developing the business of 4net Software, its wholly owned subsidiary, and searching for and evaluating undervalued businesses that have either niche software and/or Internet solutions.

Managing and Developing the Business of 4net Software
-----------------------------------------------------

     To date, 4net Software has operated primarily as a web site development company with a proprietary content management application. Over the past year, 4net Software has designed and deployed web sites for over 100 small businesses. Each web site developed by 4net Software is integrated with its content management system, 4netManager(TM), which allows individuals to update content in real time regardless of their technical background.

     4net Software continues to sell its services along with its proprietary technology through relationships and customer referrals. In addition, the Company has significant recurring revenue from its larger clients such as ITT Industries.

     4net Software is currently enhancing its proprietary content management solution into a robust enterprise application. We expect to begin to market this application to enterprises in various industries including the manufacturing sector and to aggressively pursue strategic relationships that will allow 4net Software to capitalize on existing distribution channels. The Company is currently seeking additional capital to fund a comprehensive sales and marketing effort around the enterprise application.


Results of Operations

     During the year ended September 30, 2000 ("Fiscal 00"), the Company earned revenues of $85,123 through the operations of 4net Software, which was acquired on April 28, 2000, compared to no revenues from operations for the year ended September 30, 1999 ("Fiscal 99"). Additionally, in Fiscal 00 the Company earned income of $80,000 through the recovery of a loan that had been written off as a bad debt in Fiscal 99 and other income of $22,650. Accordingly, the Company earned income totaling $187,773 for Fiscal 00 compared to $10,074 of interest and dividend income earned in Fiscal 99, an increase of $177,699. This increase is due primarily to the revenues derived from 4net Software, the Company's subsidiary, and the partial recovery of a bad debt that was written off in Fiscal 99.

     During Fiscal 00, the Company incurred expenses of $394,679, an increase of $185,805 over Fiscal 99 expenses of $208,874. The increase was due to payroll expenses associated with the operation of 4net Software and increased professional expenses and general and administrative expenses associated with the Company's acquisition of 4net Software in April 2000, and the Company's Special Meeting of Shareholders held on May 11, 2000.

     For Fiscal 00 the Company incurred a net loss of $292,029 compared to a net loss of $198,800 for Fiscal 99, an increase of $93,229. The increase is due primarily to the increase in expenses incurred by the Company as a result of its acquisition of 4net Software and the operation of the business of 4net Software.

Liquidity and Capital Resources

     During Fiscal 00, the Company satisfied its working capital needs from cash on hand at the beginning of the year, revenue from the operations of 4net Software after April 28, 2000, cash generated from interest income during the year, and the proceeds of a private placement of the Company's securities in June 2000. As of September 30, 2000, the Company had working capital of $275,283. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to grow the business of 4net Software and to finance additional acquisitions for the Company. The Company may need additional funds in order to further develop the products and services of 4net Software, to expand the distribution of 4net Software's products and services, and to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Subsequent Events

     In December 2000, the Company restructured its wholly owned subsidiary, 4net Software, from a Pennsylvania corporation to a Delaware corporation. In connection with the restructuring of 4net Software, the Company formed a Delaware corporation named 4net Software, Inc. ("4net Software (DE)") as a wholly owned subsidiary and merged 4net Software (DE) with 4net Software, which is a Pennsylvania corporation

("4net Software (PA)"). The board of directors of 4net Software (DE) are Steven
N. Bronson, Leonard Hagan and Alan Rosenberg. Mr. Bronson is the President of 4net Software (DE). Upon completion of the merger, 4net Software (PA) will be dissolved.

     Effective November 30, 2000, Robert Park resigned as the Vice President of the Company. Mr. Park remains as a member of the Board of Directors of the Company. Effective December 1, 2000, Mr. Park became employed by Catalyst Financial LLC, a company controlled by Steven N. Bronson, the Chairman, CEO and President of the Company.


ITEM 7.       FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page 34.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING
              AND FINANCIAL DISCLOSURE.

     During the year ended September 30, 2000, there were no changes in or disagreements with the Company's accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of September 30, 2000. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                    Age     Position
------------------     -----    --------------------
Steven N. Bronson        35     Chairman, Chief Executive Officer and President
Leonard Hagan            48     Director
Alan Rosenberg           31     Director
Robert Park              32     Director, Vice President

     Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of Bio-Medical Automation, Inc., a publicly traded corporation. Additionally, Mr. Bronson has been a member of RIBA since 1991 and served as a board member from 1993 to 1996.

     Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past seven years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Adelphia Capital LLC, Magna Securities Corp., Falkenberg Capital Corporation and Perez & Associates, LLC. Mr. Hagan is also a director of Bio-Medical Automation, Inc., a publicly traded corporation.

     Alan Rosenberg has served as a director of the Company since March 17, 2000. Mr. Rosenberg currently serves under the Deputy Commissioner of the Department of Information Technology and Telecommunications for the City of New York. He is responsible for developing and planning citywide E-government initiatives including e-procurement, digital signatures and e-learning. Previously, Mr. Rosenberg had served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. As Deputy Director, Mr. Rosenberg oversaw the day-to-day operations as well as the implementation of various technology projects. For the period 1994 through 1998, Mr. Rosenberg served as Director of Procurement for the City of New York, Office of the Mayor where he managed and administered $2.8 billion of contracts. Prior to that position, he assisted the City of New York's Deputy Mayor for Economic Development. Mr. Rosenberg received his Bachelors of Arts from Ohio State University in 1992.

     Robert F. Park has served as a director of the Company since August 11, 2000. On August 1, 2000, Mr. Park became a Vice-President of the Company. Mr. Park resigned from his position as Vice President of the Company effective November 30, 2000. In May 1999, Mr. Park graduated from Temple University School of Law. In May 1991, Mr. Park received his Bachelors of Arts degree in Economics from State University of New York at Oswego. Prior to joining 4networld, from 1998 to 2000 Mr. Park was employed with Arthur Andersen LLP as a State and Local Tax Consultant. As a Consultant with Arthur Andersen, Mr. Park was directly involved with corporate restructuring and state tax planning for Fortune 500 companies. Mr. Park also brings to the Company leadership skills that he developed from 1991 to 1995 as an Infantry Officer in the United States Army.

     No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

Committees of the Board of Directors

     During fiscal 2000, the Board of Directors held 7 meetings. The Board of Directors has a standing Audit Committee. During fiscal 2000, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

     The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During fiscal 2000, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require.

Advisory Board

     The Company's Board of Directors has approved the formation of an Advisory Board to assist the Company in developing and marketing its products and services as well as to assist the Company in identifying and qualifying potential acquisition targets. Management of the Company has been authorized and is currently attempting to recruit qualified individuals to provide guidance and vision to the Company as part of its Advisory Board.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following forms were filed late: Leonard Hagan - Form 3, Alan Rosenberg - Form 3 and Robert Park - Form 3.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                                          Securities
                                       Fiscal                             Underlying     All Other
Name and Principal Position             Year          Salary      Bonus   Options (1)      Comp.
---------------------------------      ------       --------     -------  -----------   -----------
Steven N. Bronson                       2000        $120,000         $0      300,000             0
     CEO and President                  1999               0          0            0             0
                                        1998               0          0            0             0
Robert Park                             2000         $60,000         $0       10,000             0
     Vice-President(2)                  1999               0          0            0             0
                                        1998               0          0            0             0
Michael Park (3)                        2000         $65,000         $0       10,000             0
     President - 4net Software          1999               0          0            0             0
                                        1998               0          0            0             0

(1) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We do not award stock appreciation rights or long term incentive plan pay-outs.

(2) Robert Park resigned from his position as Vice President of the Company effective November 30, 2000, however, Mr. Park continues to be a director of the Company.

(3) Michael Park is the brother of Robert Park. In December 2000, the Company restructured its wholly owned subsidiary, 4net Software, from a Pennsylvania corporation to a Delaware corporation. Upon completion of the merger, 4net Software (PA) will be dissolved.

Options Granted in Fiscal 2000

     The following table contains certain information regarding stock options we granted to our employees during fiscal 2000.


                                                                              Potential Realizable Value at
                                                                                 Assumed Annual Rates of
                                                                               Stock Price Appreciation for
                                    Individual Grants                                 Option Term (2)
                        ----------------------------------------               ----------------------------
                        Number of     Percent of
                        Securities   Total Options   Exercise of
                        Underlying    Granted to      Base Price
                         Options     Employees in     ($/share)    Expiration
Name                     Granted      Fiscal Year        (1)          Date         5%           10%
-------------------     ----------   -------------   -----------   ----------   ---------    ---------
Steven N. Bronson         300,000         91%           $.55        6/29/2005    $27,000      $78,000
Robert Park                10,000          3%           $.5625      8/27/2005    $ 1,554      $ 3,734
Michael Park               10,000          3%           $.5625      8/27/2005    $ 1,554      $ 3,734
Andrew Patros(3)           10,000          3%           $.5625      8/27/2005          0            0

(1) All options were granted at the market value of the our common stock on the date of grant, except for the options granted to Steven N. Bronson which were granted at 110% of the market value of the our common stock on the date of grant. Pursuant to the terms of the 2000 Stock Incentive Plan, the Board of Directors may, at its discretion, reprice all options granted under the plan to a price not less than 65% of the market value of the Company's common stock on the date such repricing action is taken.

(2) The dollar amounts under these calculations are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock or the present or future value of the options.

(3) On November 21, 2000, Andrew Patros was terminated for cause, accordingly his stock options expired on that date, pursuant to the terms of the 2000 Stock Incentive Plan.

Aggregate Option Exercises in Fiscal 2000 and Fiscal Year End Option Values

     The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2000, by each of the by each of the Company's employees, officers and directors. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                                          Number of Securities        Value of Underlying
                                                         Underlying Unexercised             Options
                         Shares                          Options at 9/30/00 (#)          at 9/30/00 (1)
                        Acquired                       -------------------------   -------------------------
                           On             Value                         Non-                        Non-
                      Exercise (#)   Realized ($)(2)   Exercisable   Exercisable   Exercisable   Exercisable
                      ------------   ---------------   -----------   -----------   -----------   -----------
Steven N. Bronson            0              $0             300,000        0             $0            $0
Robert Park                  0              $0              10,000        0             $0            $0
Alan Rosenberg               0              $0              20,000        0             $0            $0
Leonard Hagan                0              $0              20,000        0             $0            $0
Michael Park                 0              $0              10,000        0             $0            $0

(1) Calculated on the basis of $.40625 per share, the last reported bid price of the common stock on the over-the-counter market on September 30, 2000, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors

     In fiscal year 2000, no cash compensation was paid to our directors for their services as directors. Alan Rosenberg and Leonard Hagan, who are not employees of the Company, were elected to the Board of Directors on May 11, 2000. Upon their election, each of Mssrs. Rosenberg and Hagan received an automatic grant under the 2000 Stock Incentive Plan (the "Non-Employee Director Grant") of options to purchase 10,000 shares of Company common stock in consideration for service as a director. The exercise price per share for these options was the closing price of the common stock on the date of the grant, $2.26, as quoted in the over-the-counter market. On August 28, 2000, each of Messrs. Rosenberg and Hagan received a grant under the 2000 Stock Incentive Plan of additional options to purchase 10,000 shares of Company common stock in consideration for service as a director. The exercise price per share for these options was the closing price of the common stock on the date of the grant, $.5625, as quoted in the over-the-counter market.

     On June 30, 2000, Steven N. Bronson received a grant under the 2000 Stock Incentive Plan of options to purchase 300,000 shares of Company common stock in consideration for service as an employee and director of the Company. The exercise price per share for these options was 110% of the closing price of the common stock on the date of the grant, $.55, as quoted in the over-the-counter market.

     On August 11, 2000, Robert Park was appointed to the Board of Directors. At the time of his appointment, Mr. Park was an employee of the Company and, as such, was not entitled to a Non-Employee Director Grant. On August 28, 2000, Mr. Park received a grant under the 2000 Stock Incentive Plan of options to purchase 10,000 shares of Company common stock in consideration for service as an employee and director of the Company. The exercise price per share for these options was the closing price of the common stock on the date of the grant, $.5625, as quoted in the over-the-counter market.

Employment Contracts

     On August 1, 2000, the Company entered into Employment Agreements with Steven N. Bronson and Robert Park. The terms of such Employment Agreements include the following:

Name                  Title                 Salary/Year           Term
----                  -----                 -----------           ----
Steven N. Bronson     CEO & President          $120,000          1 year
Robert Park           Vice-President            $60,000          2 years

     Mr. Bronson and Mr. Park shall each be entitled to earn and receive bonus compensation provided certain performance goals are achieved by the Company. Such bonuses shall be granted based upon terms and conditions determined by the Board of Directors of the Company. Mr. Bronson and Mr. Park shall each also be entitled to participate in the 2000 Stock Incentive Plan pursuant to the terms and conditions of that plan. Other than options granted under the 2000 Stock Incentive Plan, neither Mr. Bronson nor Mr. Park were awarded a performance bonus during fiscal year 2000. In connection with the employment of Robert Park by the Company, Mr. Park resigned from his position as Director of Business Development at 4net Software, Inc. Effective November 30, 2000, Robert Park resigned from his position as Vice-President of the Company, however, Mr. Park continues to be a director of the Company.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

     The following table sets forth as of September 30, 2000, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4networld.com, Inc., 900 Third Avenue, Suite 201, New York, New York 10022.

                                                      Number of        Percent
Name and Address      Company Position               Shares owned      of class
----------------      ----------------               ------------      --------

Steven N. Bronson     Chairman, CEO                  5,118,800(2)         61.6%
                      and President
Robert Park           Director and Vice-President       40,000(3)             *
Alan Rosenberg        Director                          20,000(4)             *
Leonard Hagan         Director                          20,000(5)             *
Michael Park          President-4net Software          160,000(6)          2.0


All directors and executive officers
as a group (5 persons)                               5,358,800            64.0%
-----------------------------
* Owns less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2) Includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share (110% of the closing price on the date of grant) issued to Mr. Bronson on June 30, 2000.

(3) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Park on August 28, 2000.

(4) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $2.26 per share (100% of the closing price on the date of grant) issued to Mr. Rosenberg on May 11, 2000, and options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Rosenberg on August 28, 2000.

(5) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $2.26 per share (100% of the closing price on the date of grant) issued to Mr. Hagan on May 11, 2000, and options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Hagan on August 28, 2000.

(6) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Park on August 28, 2000. Mr. Park's business address is 212 Main Street, Elmira, New York 14904.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Steven N. Bronson is the President of Catalyst Financial LLC ("Catalyst"), a full service securities brokerage and investment banking firm. Since September 1998, the Company has utilized a portion of the premises occupied by Catalyst as its executive offices. Due to the reduced level of the Company's operations, Catalyst has, until further notice, waived the payment of rent by the Company. No rent was paid by the Company during the fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998.

     Effective December 1, 2000, Robert Park, a director and former employee of the Company, became employed by Catalyst.

     While the Company currently has no agreements with Catalyst, the Company has engaged in discussions with Catalyst to provide consulting and other services relating to the business of the Company and financial advisory services relating to mergers, acquisitions and capital raising for 4networld and its subsidiaries and to assist the Company with strategic business planning. In the event the Company enters into a consulting and/or financial advisory agreement with Catalyst, the Company may pay Catalyst a monthly retainer and/or a transaction fee based on the total value of the merger, acquisition or capital raising which Catalyst directly or indirectly identifies, introduces or negotiates for the Company or its subsidiaries and which is thereafter consummated by the parties.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

     a.       Exhibits

     The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

Exhibit
Number        Description of Document
-------       -----------------------

2.1# Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.)

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the

               Annual Report on Form 10KSB filed by the Company on January 20, 2000.)

3.2#           By-Laws of the Company. (Incorporated by reference to Exhibit
               3.2 to the Annual Report on Form 10KSB filed by the Company on January 20, 2000.)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10QSB filed by the Company on August 14, 2000.)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10QSB filed by the Company on August 14, 2000.)

10.3#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10QSB filed by the Company on August 14, 2000.)

10.4#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10QSB filed by the Company on August 14, 2000.)

21.1*          Subsidiaries of the Company.

23.1           Consent of Kaufman, Rossin & Co., Inc.

27.1*          Financial Data Schedule (for electronic filing only)
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2000
                                           4networld.com, Inc.

                                       By: /s/ Steven N. Bronson
                                           ----------------------------
                                           Steven N. Bronson, CEO and President
                                           Principle Executive Officer
                                           as Registrant's duly
                                           authorized officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven N. Bronson                      /s/ Robert Park
---------------------------------          ----------------------------------
Steven N. Bronson                          Robert Park
President, Chief Executive                 Director
Officer and Chairman                       December 29, 2000
of the Board of Directors
Principal Executive Officer
December 29, 2000


/s/ Leonard Hagan                          /s/ Alan Rosenberg
---------------------------------          ----------------------------------
Leonard Hagan                              Alan Rosenberg
Director                                   Director
December 29, 2000                          December 29, 2000

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number        Description of Document
-------       -----------------------

21.1          Subsidiaries of the Company

27.1          Financial Data Schedule

--------------------------------------------------------------------------------



                               4networld.com, Inc.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



--------------------------------------------------------------------------------



C O N T E N T S
                                                                       Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                             1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                   2

         Statements of Operations                                        3

         Statements of Changes in Stockholders' Equity                   4

         Statements of Cash Flows                                        5

         Notes to Financial Statements                                 6 - 13

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
4networld.com, Inc.


We have audited the accompanying consolidated balance sheet of 4networld.com, Inc. and Subsidiary as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2000 which have been prepared on the basis of accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4networld.com, Inc. and Subsidiary as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.




                                                           KAUFMAN, ROSSIN & CO.

Miami, Florida
November 30, 2000

4networld.com, Inc. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                       $    393,906
   Accounts receivable, net of allowance of $3,590                                       15,213
----------------------------------------------------------------------------------------------------
     Total current assets                                                               409,119

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,971 (Note 2)               47,277

GOODWILL, net of accumulated amortization of $34,822 (Note 7)                           785,178
----------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                  $  1,241,574
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $    111,127
   Current maturities of long-term debt (Note 3)                                         22,709
----------------------------------------------------------------------------------------------------
     Total current liabilities                                                     $    133,836

LONG-TERM DEBT (NOTE 3)                                                                  84,658

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY                                                                  1,023,080
----------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,241,574
----------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------

                                                                 2000                     1999
----------------------------------------------------------------------------------------------------------
REVENUE                                                    $          85,123        $               -
----------------------------------------------------------------------------------------------------------

EXPENSES
    Payroll                                                          102,634                        -
    Professional fees                                                185,866                   34,799
    General and administrative                                       191,302                  174,075
----------------------------------------------------------------------------------------------------------
       Total expenses                                                479,802                  208,874
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       (         394,679)       (         208,874)
----------------------------------------------------------------------------------------------------------

OTHER INCOME
    Bad debt recovery (Note 4)                                        80,000                        -
    Other income, net                                                 22,650                   10,074
----------------------------------------------------------------------------------------------------------
       Total other income                                            102,650                   10,074
----------------------------------------------------------------------------------------------------------

NET LOSS                                                   ($        292,029)       ($        198,800)
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      6,274,254                5,628,018
----------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
    Basic and diluted                                      ($           0.05)       ($           0.04)
----------------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock;
                                           $0.00001 Par Value;        Preferred Stock;
                                              100,000,000             $0.01 Par Value;
                                            Shares Authorized    5,000,000 Shares Authorized
                                       ------------------------- ---------------------------
                                       Number of Shares           Number of Shares           Additional
                                          Issued and                 Issued and               Paid-in     Accumulated
                                         Outstanding     Amount     Outstanding     Amount    Capital       Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                5,628,018   $   56            -        $    -  $ 1,439,503  ($1,219,661)  $  219,898

Net loss                                             -        -            -             -            -  (   198,800) (   198,800)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                5,628,018       56            -             -    1,439,503  ( 1,418,461)      21,098

Issuance of common stock in connection
   with acquisition of subsidiary              300,000        3            -             -      743,095            -     743,098

Issuance of common stock for
   professional services                        83,000        1            -             -       30,562            -      30,563

Issuance of common stock options for
   professional services                             -        -            -             -       20,350            -      20,350

Issuance of common stock                     2,000,000       20            -             -      499,980            -     500,000

Net loss                                             -        -            -             -            -  (   292,029) (  292,029)
---------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                8,011,018   $   80            -        $    -  $ 2,733,490  ($ 1,710,490) $1,023,080
---------------------------------------------------------------------------------------------------------------------------------


All stock information has been adjusted to give effect to the one-for-fifty reverse stock split in May 2000.

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------

                                                                                     2000          1999
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     ($  292,029) ($  198,800)
-------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  36,376            -
       Provision for bad debts                                                         3,530      169,000
       Common stock issued for professional services                                  30,563            -
       Common stock options issued for professional services                          20,350            -
       Changes in operating assets and liabilities:
          Accounts receivable                                                    (       664)           -
          Accounts payable and accrued expenses                                       75,183       24,079
-------------------------------------------------------------------------------------------------------------
              Total adjustments                                                      165,338      193,079
-------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                            (   126,691) (     5,721)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances evidenced by loan receivable                                                  -  (   170,000)
    Proceeds from loan receivable                                                      1,000            -
    Cash consideration paid for business acquired                                (    20,000)           -
    Cash balance of business acquired                                                 11,877            -
-------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                            (     7,123) (   170,000)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                         (    19,957)           -
    Proceeds from issuance of common stock                                           500,000            -
-------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                            480,043            -
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 346,229  (   175,721)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       47,677      223,398
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $  393,906   $   47,677
-------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------------------------------------------------------------------

     Interest paid                                                                $    3,988   $        -
-------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                            $        -   $        -
-------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-------------------------------------------------------------------------------------------------------------

    Common stock issued in connection with acquisition of a business              $  743,098   $        -
-------------------------------------------------------------------------------------------------------------

    Liabilities assumed in excess of fair value of identifiable assets received
       in connection with acquisition of a business                               $   68,779   $        -
-------------------------------------------------------------------------------------------------------------

    Goodwill recorded in connection with acquisition of a business                $  820,000   $        -
-------------------------------------------------------------------------------------------------------------

                             See accompanying notes

4networld.com, Inc. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Consolidation

                  The consolidated financial statements include the accounts of 4networld.com, Inc., formerly known as MedTech Diagnostics, Inc. (the Company) for the entire period and 4net Software, Inc., formally known as Delotto Systems, Inc., (the Subsidiary) for the period from April 28, 2000 (acquisition date) through September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Business Activity

                  The Company is engaged in the business of providing software, internet consulting and web design and maintenance services for the business-to-business market and is a provider of content management and content syndication software. The Company's customers are located primarily in the United States.

                  Cash and Cash Equivalents

                  Cash and cash equivalents consist of cash and all short-term highly liquid investments that are readily convertible to cash. The Company, from time to time, maintains cash balances in excess of federally insured limits.

                  Property and Equipment

                  Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

                  Depreciation and Amortization

                  Depreciation and amortization of property and equipment is computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives is as follows:

                  Computer and office equipment                    3 - 5 years
                  Furniture and fixtures                               7 years
                  Leasehold improvements              3 years or life of lease

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  Goodwill

                  Goodwill is stated at cost and is amortized on a straight-line basis over 10 years.

                  The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of. This statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

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

                  Revenue Recognition

                  The Company recognizes revenues as work is performed on a contract by contract basis, adjusted for any anticipated losses in the period in which any such losses are identified. To date, the Company has not experienced any material losses.

                  Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

                      Accrued expenses - The carrying amount approximates fair value because of the short maturity of those instruments.

                      Long-term debt - The fair value of long-term debt is estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2000, the fair values approximate the carrying values.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  Net Loss Per Common Share

                  Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, based on the weighted average number of common shares outstanding. Outstanding stock options (see Note 5) were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been antidilutive.

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

                  Stock Options (SFAS 123)

                  Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net earnings and earnings per share have been made in accordance with SFAS 123.

                  Reclassification

                  Certain amounts in the 1999 financial statements have been reclassified to conform with 2000 presentation.

--------------------------------------------------------------------------------
NOTE 2.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

                  At September 30, 2000, property and equipment consisted of the following:

                  Furniture and fixtures                     $    16,939
                  Leasehold improvements                           3,011
                  Computer and office equipment                   36,298
                  -----------------------------------------------------------
                                                                  56,248
                  Less accumulated depreciation             (      8,971)
                  -----------------------------------------------------------

                                                             $    47,277
                  -----------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3.           LONG-TERM DEBT
--------------------------------------------------------------------------------

                  Long-term debt consisted of the following at September 30,
                       2000:

                  6.25% promissory note to bank due December 2004;
                       collateralized by equipment, accounts receivable
                       and general intangibles; guaranteed by certain
                       shareholders                                   $  42,710

                  8.75% promissory note to bank due December 2004;
                       collateralized by equipment; guaranteed by
                       certain shareholders                              64,657
                  --------------------------------------------------------------
                                                                        107,367
                  Less: current maturities                               22,709
                  --------------------------------------------------------------

                  Long-term debt                                      $  84,658
                  --------------------------------------------------------------

                  Aggregate maturities of long-term debt for the years subsequent to September 30, 2000 are as follows:

                  September 30, 2001                                  $  22,709
                  September 30, 2002                                     24,530
                  September 30, 2003                                     26,501
                  September 30, 2004                                     28,634
                  September 30, 2005                                      4,993
                  --------------------------------------------------------------

                                                                      $ 107,367
                  --------------------------------------------------------------

                  For the year ended September 30, 2000 interest expense on all indebtedness amounted to $3,643.

--------------------------------------------------------------------------------
NOTE 4.           COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

                  Related Party - Office Rent

                  The Subsidiary sub-leases office space on a month-to-month basis from certain shareholders of the Company who in turn lease the space from an unrelated third party. Total rent expense related to this lease amounted to approximately $3,600 for the year ended September 30, 2000.

                  Employment Contracts

                  During the year ended September 30, 2000, the Company including its Subsidiary, entered into employment contracts with four executives, which are cancelable under certain conditions, as stated. Future annual minimum payments under these employment agreements are as follows:

                  September 30, 2001                                $  181,000
                  September 30, 2002                                    38,000
                  -------------------------------------------------------------

                                                                    $  219,000
                  -------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 4.           COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

                  Abtech Industries, Inc. Settlement

                  During the year ended September 30, 1999, the Company made two advances, evidenced by a loan receivable, totaling $170,000 to Abtech Industries, Inc. ("Abtech"), an intended merger target. The merger agreement was cancelled and Abtech defaulted under the loan agreement. Due to the Company's inability to estimate the amount ultimately recoverable from Abtech, the Company reduced the carrying value of the receivable to $1,000 as of September 30, 1999.

                  Pursuant to a final agreement in September 2000, the Company and Abtech agreed to a full settlement aggregating $170,000. As of September 30, 2000, the Company had received $80,000 in principal payments, $17,000 in interest payments and $10,000 in fees to extend payment dates. Per the agreement the Company will receive the remaining principal payments during the year ending September 30, 2001.

--------------------------------------------------------------------------------
NOTE 5.           STOCK OPTION PLANS
--------------------------------------------------------------------------------

                  In March 2000, the Company established a Stock Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of the Company may be granted options to purchase shares of the Company's common stock at a price to be determined by two or more directors or board committee, which can not be less than sixty-five percent of the common stock fair value at the date of grant. In addition, the Stock Incentive Plan also authorizes the Company to issued restrictive stock awards and stock bonuses. The Stock Incentive Plan authorizes the issuance of up to 1,100,000 shares of the Company's common stock.

                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 2000. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant.

                  The weighted average fair value per option as of grant date was $0.42 for stock options granted during the fiscal year ended September 30, 2000. The Company estimated the fair value of all stock options granted during the fiscal year ended September 30, 2000 by using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 6%, (ii) expected option lives ranging from 5 to 10 years, depending on the provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 80%, and (iv) no expected dividends on the underlying stock.

--------------------------------------------------------------------------------
NOTE 5.           STOCK OPTION PLANS (Continued)
--------------------------------------------------------------------------------

                  Had employee compensation cost been determined on the basis of fair value pursuant to SFAS 123, the consolidated net loss and net loss per share for the year ended September 30, 2000 would have been $440,829 and $0.07, respectively.

                  Stock option activity for the year ended September 30, 2000 was as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                  --------------------------------------------------------------

                  Balance, September 30, 1999                -     $         -
                  Granted during year                  402,500            0.67
                  Exercised and returned during year         -               -
                  Forfeited during year                      -               -
                  --------------------------------------------------------------

                  Balance, end of year                 402,500     $      0.67
                  --------------------------------------------------------------

                  Exercisable at end of year           402,500     $      0.67
                  --------------------------------------------------------------

                  The expiration dates and exercise prices of stock options which were outstanding at September 30, 2000, were as follows:

                            Expiration                             Exercise
                               Date           Number of Options     Price
                           ------------------------------------------------

                           May 10, 2005             2,500          $  2.260
                           June 7, 2005            30,000          $  0.810
                           June 29, 2005          300,000          $  0.550
                           August 25, 2005         50,000          $  0.560
                           May 10, 2010            20,000          $  2.260

--------------------------------------------------------------------------------
NOTE 6.           MAJOR CUSTOMERS
--------------------------------------------------------------------------------

                  Revenue from individual unaffiliated customers in excess of 10% of net sales were as follows:

                                       2000                   1999
                                ---------------------- -------------------------
                                 Amount     % of Sales  Amount     % of Sales
                  --------------------------------------------------------------

                  Customer A    $ 19,788       23%      $     -         -%
                  Customer B    $ 22,400       26%      $     -         -%

--------------------------------------------------------------------------------
NOTE 6.           MAJOR CUSTOMERS (Continued)
--------------------------------------------------------------------------------

                  Individual accounts receivable balances at September 30, 2000, in excess of 10% of total accounts receivable were as follows:

                                                           % of Accounts
                                          Amount          Receivable, Net
                  -------------------------------------------------------------

                  Customer A             $ 6,525                35%
                  Customer C             $ 2,040                11%

--------------------------------------------------------------------------------
NOTE 7.           SIGNIFICANT TRANSACTIONS AND EVENTS
--------------------------------------------------------------------------------

                  Acquisition

                  Effective April 28, 2000, the Company acquired all of the issued and outstanding common stock of the Subsidiary. In connection therewith, the Company incurred approximately $20,000 in expenses and issued 300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations of the Subsidiary beginning April 29, 2000 are included in the Company's statement of operations. As a result of this acquisition, $820,000 was allocated to goodwill, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of this business in the communities it serves, the collective experience of the management and other employees.

                  Unaudited pro forma results of operations, assuming the acquisition of the Subsidiary occurred as of the beginning of the fiscal year ended September 30, 2000, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions, were as follows:

                                                              September 30, 2000
                                                                   (Unaudited)
                  --------------------------------------------------------------

                  Revenues                                          $  159,976
                  Net loss                                         ($  398,308)
                  Loss per share                                   ($     0.06)

                  The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such period.

                  Pro forma information for the year ended September 30, 1999 is not presented as the Subsidiary commenced operations in November 1999.

                  Reverse Stock Split

                  Effective May 16, 2000, the Company amended its certificate of incorporation to account for a one for fifty reverse stock split of its common stock and decreased the number of shares of common stock authorized for issuance to 100,000,000. All stock information has been adjusted to give effect to the above.

--------------------------------------------------------------------------------
NOTE 7.           SIGNIFICANT TRANSACTION AND EVENT (Continued)
--------------------------------------------------------------------------------

                  Private Sale of Stock

                  Effective June 30, 2000, the Company sold 2,000,000 shares of its unregistered common stock to its Chairman for $500,000.

--------------------------------------------------------------------------------
NOTE 8.           INCOME TAXES
--------------------------------------------------------------------------------

                  At September 30, 2000, the Company had consolidated net operating loss carryforwards of approximately $1,532,000, which expire in varying amounts beginning September 30, 2002 through September 30, 2020. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such changes of control occurred during the fiscal years ended September 30, 1996 and September 30, 2000. As a result, the Company's and the Subsidiary's ability to utilize the net operating loss carryforwards existing prior to the ownership changes are subject to an annual limitation of approximately $14,000 and $44,500 respectively, and accordingly, the maximum consolidated net operating loss presently available is approximately $559,000.

                  As a result of these net operating losses and other timing differrences, the Company has recorded a deferred tax asset of approximately $281,000, which is offset by a valuation allowance in the same amount as the Company believes it is more likely than not that future tax benefits will not be realized. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

                  The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to the loss before income taxes are as follows:

                                                      Years Ended September 30
                                                          2000          1999
                  --------------------------------------------------------------

                  Statutory rate                      ($  99,000)   ($  68,000)
                  State income taxes                  (   11,000)   (    7,000)
                  Change in valuation allowance          118,000        75,000
                  Permanent differences and other     (    8,000)            -
                  --------------------------------------------------------------

                                                       $       -     $       -
                  --------------------------------------------------------------