Form 10QSB
period 2000-12-31
4NETWORLD COM INC
filed 2001-02-20
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2000

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

            10 South Street, Suite 202, Ridgefield, Connecticut 06877
          ---------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                (203) 894 - 9755
               --------------------------------------------------
               (Registrant's telephone number including area code)

                900 Third Avenue, Suite 201, New York, NY 10022
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 14, 2001, there were issued and outstanding 8,046,018 shares of the registrant's common stock, par value $.00001 per share.

                               4networld.com, Inc

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

Balance Sheets............................................................  3

Statements of Operations..................................................  4

Statements of Cash Flows .................................................  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And Analysis Of
             Financial Condition And Results Of Operations................  9

PART II - OTHER INFORMATION............................................... 12

Item 1.  Legal Proceedings................................................ 12

Item 2.  Changes in Securities............................................ 13

Item 5.  Other Information................................................ 13

Item 6.  Exhibits & Reports on Form 8-K................................... 15

SIGNATURES................................................................ 16

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


4networld.com, Inc. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000 (UNAUDITED)

ASSETS
----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                                             $      287,586
  Accounts receivable, net                                                                      45,721
----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       333,307

PROPERTY AND EQUIPMENT, NET                                                                     45,695

GOODWILL, NET                                                                                  764,678
----------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                        $    1,143,680
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                 $       66,105
  Deferred income                                                                                5,151
  Current portion of long-term debt                                                             23,151
----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                   94,407

LONG-TERM DEBT                                                                                  78,701
----------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                                                          173,108
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common  stock,  $.00001  par  value;  100,000,000  shares
    authorized; 8,011,018 shares issued and outstanding                                             80
  Capital in excess of par value                                                             2,733,490
  Accumulated deficit                                                                 (      1,762,998)
----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                 970,572
----------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    1,143,680
----------------------------------------------------------------------------------------------------------

                                       3
                             See accompanying notes.

4networld.com, Inc. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                        2000                 1999
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
REVENUE                                                             $      80,564        $        456
----------------------------------------------------------------------------------------------------------

EXPENSES
   Advertising                                                             25,240                   -
   Payroll                                                                 80,906                   -
   Professional fees                                                       37,025               2,891
   General and administrative                                              58,603               1,051
----------------------------------------------------------------------------------------------------------
      Total expenses                                                      201,774               3,942
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            (         121,210)   (          3,486)
----------------------------------------------------------------------------------------------------------

OTHER INCOME
   Bad debt recovery                                                       67,000                   -
   Other income, net                                                        1,702                   -
----------------------------------------------------------------------------------------------------------
      Total other income                                                   68,702                   -
----------------------------------------------------------------------------------------------------------

NET LOSS                                                        (   $      52,508)   (   $      3,486)
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF   SHARES OUTSTANDING                         8,011,018         281,400,000
----------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
   Basic and diluted                                            (   $         .01)         Nil
----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4networld.com, Inc. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                             2000                1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ( $      52,508)  ( $       3,486)
----------------------------------------------------------------------------------------------------------
   Adjustment to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                           23,724                 -
      Changes in operating assets and liabilities:
         Accounts receivable                                         (        30,508)                -
         Accounts payable and accrued expenses                       (        45,022)  (        15,485)
         Deferred income                                                       5,151                 -
----------------------------------------------------------------------------------------------------------
           Total adjustments                                        (        46,655)   (        15,485)
----------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                  (        99,163)   (        18,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (         1,642)                 -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                             (         5,515)                 -
----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (       106,320)   (        18,971)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             393,906             47,677
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $     287,586      $      28,706
----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4networld.com, Inc. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

               Consolidation

               The condensed consolidated financial statements include the accounts of 4networld.com, Inc. for the three month periods ended December 31, 2000 and 1999 and 4net Software, Inc. for the three month period ended December 31, 2000 (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

               Basis of Presentation

               The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

               The audited financial statements at September 30, 2000 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed consolidated financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Net Income (Loss) Per Share

               The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share: basic and diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss as their effect would have been anti-dilutive.

NOTE 3.    COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

               Pursuant to a final agreement in September 2000, the Company and Abtech agreed to a full settlement aggregating $170,000. As of December 31, 2000, the Company had received $140,000 in principal payments, $19,000 in interest payments and $15,000 in fees to extend payment dates. The Company received the remaining principal during January 2001.

NOTE 4.    MAJOR CUSTOMERS
--------------------------------------------------------------------------------

               Revenue from individual unaffiliated customers in excess of 10% of revenue during the three month period ended December 31, 2000 was as follows:

                                               Amount         % of Revenue
               -------------------------- ----------------- -----------------

                       Customer A           $     24,590            31%
                       Customer B           $     16,325            20%

               Individual accounts receivable balances at December 31, 2000, in excess of 10% of total accounts receivable were as follows:

                                                             % of Accounts
                                               Amount          Receivable
               -------------------------- ----------------- -----------------

                       Customer A           $     29,740            60%
                       Customer B           $      7,450            15%

NOTE 5.    SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

               Related Party - Office Rent

               Effective February 2001, the Company entered into a three-year sub-lease for office space with an entity controlled by the President of the Company. The lease provides for monthly rent of $2,000.

               Related Party - Employment Agreement

               Effective January 31, 2001, the President of the Company agreed to waive his annual salary under his employment agreement dated August 1, 2000. All other terms and conditions of that employment agreement remain in full force and effect, accordingly, the President continues to be eligible to receive bonus compensation and stock option grants at the discretion of the Board of Directors.

--------------------------------------------------------------------------------

                  Related Party - Consulting Agreement

                  Effective February 1, 2001, the Company entered into a one-year consulting agreement with an entity controlled by the President of the Company which provides for, among other things, the Company to pay the consultant $10,000 per month for consulting and advisory services.

                  FORWARD LOOKING STATEMENTS DISCLOSURE

                           This report on Form 10-QSB contains, in addition to
                  historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
                  Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000, which is incorporated herein by reference. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.



                  Item 2. Management's Discussion and Analysis or Plan Of
                          Operations

                          The following discussion and analysis provides
                  information which the management of 4networld.com, Inc. (the "Company" or "4networld") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000, which is incorporated herein by reference.

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

                       In March of 2000, the Company adopted a new business
                  strategy and plan of operation, which included among other things, changing the Company's name from MedTech Diagnostics, Inc. to 4networld.com, Inc. and seeking to make acquisitions and/or strategic investments in companies that have developed proven business solutions or unique proprietary technology intended to assist the business community in creating and maintaining a robust Internet presence. In connection with the Company's new business strategy the Company called and held a Special Meeting of Stockholders to vote for, among other things, a 50 for 1 reverse split of the Company's common stock. See Part II, Item 4. Submission of Matters to a Vote of Security Holders contained in the Company's Form 10-QSB for the quarter ended June 30, 2000, which is incorporated herein by reference.

                       Pursuant to its business plan, on April 28, 2000,
                  4networld acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"), pursuant to the terms and conditions of a Stock Purchase Agreement dated April 24, 2000. Subsequent to the acquisition, DelOtto Systems changed its name to 4net Software, Inc. ("4net Software"). In December 2000, the Company restructured 4net Software from a Pennsylvania corporation to a Delaware corporation.

                           4net Software is a full service provider of content
                  management and content syndication software and is a developer of business-critical web sites. 4net Software develops web-based software applications, focusing on content management and information exchange. 4net Software's flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own web site. This functionality reduces the cost of web site maintenance, and improves the process of sustaining a dynamic online presence.

                       Currently, the Company is engaged in managing and
                  developing the business of 4net Software, its wholly owned subsidiary, and searching for and evaluating acquisition candidates that have developed proven software solutions or unique proprietary technology intended to assist the business community. The Company plans to achieve its objective by expanding 4net Software's products and services through the acquisition of companies with proven performance in web-based technology. We believe that our focus will allow us to rapidly capitalize on new opportunities and quickly expand our product and service line. In addition, we believe that through the acquisition of companies with proven products and/or services we will increase our revenues and earnings.

                  Business of 4net Software
                  -------------------------

                       To date, 4net Software has operated primarily as a web
                  site development company with a proprietary content management application. Over the past year, 4net Software has designed and deployed web sites for over 100 small businesses. Each web site developed by 4net Software is integrated with its content management system, 4netManager(TM), which allows individuals to update web site content in real time regardless of their technical background. Additionally, 4net Software has marketed its content management system to companies to enhance their Intranet systems.

                       4net Software continues to sell its services along with
                  its proprietary technology through relationships and customer referrals. Additionally, 4net Software is seeking strategic relationships with companies to develop and market business portals, similar to the co-marketing relationship with KYW-TV3 (a CBS Owned and Operated Station and a Viacom subsidiary) to develop, implement, and support a Web-based business directory for the Philadelphia market place. Finally, 4net Software has earned significant recurring revenue from its larger clients such as ITT Industries.

                       4net Software is in the process of pursuing pricing and
                  marketing strategies to increase the sales of 4netManager(TM) to companies that have a static web site, without a content management system. 4net Software is also in the process of enhancing its proprietary content management solution into a robust enterprise application to be marketed to large businesses in various industries. Additionally, 4net Software is aggressively pursuing strategic relationships with companies that will permit 4net Software to utilize such company's existing distribution channels. The Company is interested in seeking additional capital to fund a comprehensive sales and marketing effort to promote the products of 4net Software.

                  RESULTS OF OPERATIONS

                          For the three month periods ended December 31, 2000
                  and 1999, the Company had revenue of $80,564 and $456, respectively. The increase in revenue for the three month period ended December 31, 2000 is attributable to the income earned by 4net Software, the Company's wholly owned subsidiary. Other than interest income the Company did not earn any revenue for the corresponding period last year given the virtual suspension of the Company's operations during that period.

                          General and administrative expenses for the three
                  month periods ended December 31, 2000 and 1999 were $58,603 and $1,051, respectively. The increase in general and administrative expenses for the three months ended December 31, 2000 was due primarily to increased legal, accounting and administrative expenses associated with the operations of 4net Software as well as Company's efforts to locate suitable merger targets and negotiate acquisitions.

                           For the three month periods ended December 31, 2000
                  and 1999, the Company had operating losses of $121,210 and $3,486, respectively. The losses incurred by the Company in the three month period ended December 31, 2000 were due primarily to expenses associated with the operation and marketing of 4net Software as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.


                  LIQUIDITY AND CAPITAL RESOURCES

                          During the three month period ended December 31, 2000,
                  the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from interest income during the year, and payments received from Abtech Industries, Inc. in connection with a litigation. See
                  Part II. Item 1. (Legal Proceedings), below. As of December 31, 2000, the Company had cash on hand in the amount of $287,586. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its new business strategy.

                           PART II - OTHER INFORMATION

                  Item 1. Legal Proceedings

                       On or about August 3, 1999, in connection with an
                  agreement with a third party who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which accrued interest at the rate of 10% per annum. The merger negotiations between the Company and the third-party ended without a merger agreement and the third party failed to repay the loans as required by the loan agreements between the parties. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action is entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288. The Company entered into a settlement agreement whereby Abtech Industries, Inc. ("Abtech") agreed to pay the Company $170,000, plus interest at a rate of 10% on that sum from August 3, 1999, on or before May 15, 2000. The settlement agreement was secured by a confession of judgment executed by Abtech.


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

                       On August 1, 2000, the Company entered into a further
                  agreement with Abtech whereby Abtech agreed to payoff the remaining principal with interest on the loan on or before December 1, 2000 (the "August 1st Agreement"). Pursuant to the August 1st Agreement, Abtech agreed to make the following payments of principal and interest: (1) a payment of $10,000 by August 5, 2000 representing principal; (2) a payment of $10,000 by August 15, 2000 representing $5,000 of principal with the remaining $5,000 for interest and a bonus payment for the extension; (3) a payment of $31,000 by September 1, 2000 representing principal and interest; (4) a payment of $30,750 by October 1, 2000 representing principal and interest; (5) a payment of $30,500 by November 1, 2000 representing principal and interest; and (6) a final payment of $30,250 by December 1, 2000 representing principal and interest. On September 27, 2000, the Company agreed to extend the payment terms of the August 1st Agreement by one month in exchange for an interest payment of $750 for the month of September 2000, and an extension payment of $5,000. Pursuant to the September 27, 2000 amendment to the August 1st Agreement the remaining payments from Abtech were due as follows: (a) a payment of $30,750 by November 1, 2000 representing principal and interest; (b) a payment of $30,500 by December 1, 2000 representing principal and interest; and
                  (6) a final payment of $30,250 by January 1, 2001 representing principal and interest.

                       Abtech did not make the final payment of $30,250 on
                  January 1, 2001, in accordance with the August 1st Agreement, as amended, however on January 16, 2001, Abtech did make the final payment of $30,250 for principal and interest plus an additional payment of $200 to cover the interest for the period January 1, 2001 through January 16, 2001. Accordingly, the Company will discontinue the lawsuit entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc., which is pending in the New York State Supreme Court, New York County and has been assigned Index No. 99-605288.

                       The Company is not a party to any other material legal
                  proceedings.


                  Item 2. Changes in Securities

                        On January 16, 2001, the Company authorized the
                  issuance of 35,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano are restricted shares and were issued pursuant to Section 4 (2) of the Securities Act of 1933.


                  Item 5. Other Information

                        In December 2000, the Company restructured its wholly
                  owned subsidiary, 4net Software, from a Pennsylvania corporation to a Delaware corporation. In connection with the restructuring of 4net Software ("4net Software (PA)"), the Company formed a Delaware corporation named 4net Software, Inc. ("4net Software (DE)") as a wholly owned subsidiary and merged 4net Software (PA) with and into 4net Software (DE). The board of directors of 4net Software (DE) are Steven N. Bronson, Leonard Hagan and Alan Rosenberg. Mr. Bronson is the President of 4net Software (DE). Upon completion of the merger, 4net Software (PA) will be dissolved.

                       Effective November 30, 2000, Robert Park resigned as the
                  Vice President of the Company. Mr. Park remains as a member of the Board of Directors of the Company. Effective December 1, 2000, Mr. Park became employed by Catalyst Financial LLC, a company controlled by Steven N. Bronson, the Chairman, CEO and President of the Company.

                       Effective February 1, 2001, the Company relocated its
                  principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company will pay rent of $2,000 per month. A copy of the sublease between Catalyst Operations, Inc. and the Company is attached hereto as an Exhibit and is incorporated herein by reference.

                       Effective January 31, 2001 Steven N. Bronson agreed
                  to waive his annual salary, as described in the Employment Agreement, dated as of August 1, 2000 by and between the Company and Steven N. Bronson. All other terms and conditions of that employment agreement remain in full force and effect, accordingly, Mr. Bronson continues to be eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, each at the discretion of the Board of Directors.

                           The Company entered into a management consulting
                  agreement, effective February 1, 2001 with Catalyst Financial LLC ("Catalyst"), a limited liability company, owned and controlled by Steven N. Bronson. Catalyst is a full service securities brokerage, investment banking and consulting firm. Pursuant to the management agreement, Catalyst will provide management consulting services, strategic business planning and certain other advisory services to the Company in exchange for a monthly fee of ten thousand dollars ($10,000). A copy of the management agreement between Catalyst and the Company is attached hereto as an Exhibit and is incorporated herein by reference.

                  Item 6. Exhibits And Reports On Form 8-K

                           a. Exhibits

                           The following exhibits are hereby filed as part of
                  this Quarterly Report on Form 10-QSB or incorporated by reference.

                  Exhibit
                  Number         Description of Document
                  -------------------------------------------------------------------------------
                  2.1#           Stock Purchase Agreement by and between Michael Park, Andrew
                                 Patros and Robert Park and MedTech Diagnostics, Inc. dated April
                                 24, 2000. (Incorporated by reference to Exhibit 2.1 to the
                                 Current Report on Form 8-K filed by the Company on May 3, 2000.)

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

                  10.5*          Sublease dated as of February 1, 2001 by and between the
                                 Company and Catalyst Operations, Inc.

                  10.6*          Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC.
                  --------------------------------
                  *    Filed herewith
                  #    Incorporated herein by reference
                  @    Represents a management contract

                           b. Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Company in
                  the quarter ended December 31, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  February 20, 2001

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

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document
----------------------------------------------------------------------------

10.5 Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc.

10.6       Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC.

----------------------------