Form 10QSB
period 2001-03-31
4NETWORLD COM INC
filed 2001-05-21
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number: 33-131110-NY

                               4net Software, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                   22-1895668
 ------------------------------                   ------------------
 State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                    Identification No.)

            10 South Street, Suite 202, Ridgefield, Connecticut 06877
           ----------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (203) 894-9755
               --------------------------------------------------
               (Registrant's telephone number including area code)

                               4networld.com, Inc.
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No
   -----        -----

As of May 17, 2001, there were issued and outstanding 8,057,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes           No  X
   -----        -----

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Condensed Balance Sheets..................................................  3

Condensed Statements of Operations........................................  4

Condensed Statements of Cash Flows .......................................  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And Analysis Of
             Financial Condition And Results Of Operations................  9

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

Item 2.  Changes in Securities............................................ 13

Item 5.  Other Information................................................ 14

Item 6.  Exhibits & Reports on Form 8-K................................... 15

SIGNATURES................................................................ 16

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

4net Software, Inc.
CONDENSED BALANCE SHEET
MARCH 31, 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

ASSETS
----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                               $      216,798
  Accounts receivable, net                                                                        38,286
----------------------------------------------------------------------------------------------------------
    Total current assets                                                                         255,084

PROPERTY AND EQUIPMENT, NET                                                                       44,612

GOODWILL, NET                                                                                    744,178

OTHER ASSETS                                                                                       5,795
----------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                          $    1,049,669
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                   $       37,018
  Current portion of long-term debt                                                               23,602
----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                     60,620

LONG-TERM DEBT                                                                                    72,628
----------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                                                            133,248
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value; 100,000,000 shares                                                 80
  Capital in excess of par value                                                               2,740,053
  Accumulated deficit                                                                   (      1,823,712)
----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                   916,421
----------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $    1,049,669
----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4net Software, Inc.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                           Three Months Ended March 31,     Six Months Ended March 31,
                                          ------------------------------- --------------------------------
                                               2001            2000            2001            2000
----------------------------------------------------------------------------------------------------------
REVENUE                                     $   67,574     $       131     $   148,138     $       587
----------------------------------------------------------------------------------------------------------

EXPENSES
   Advertising                                   3,262               -          28,502               -
   Payroll                                      45,083               -         125,989               -
   Professional fees                            31,245          25,580          68,270          28,471
   General and administrative                   80,435           1,399         139,038           2,450
----------------------------------------------------------------------------------------------------------
      Total expenses                           160,025          26,979         361,799          30,921
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                      (     92,451)  (      26,848)  (     213,661)  (      30,334)
----------------------------------------------------------------------------------------------------------

OTHER INCOME
   Bad debt recovery                            30,450               -          97,450               -
   Other income, net                             1,286               -           2,988               -
----------------------------------------------------------------------------------------------------------
      Total other income                        31,736               -         100,438               -
----------------------------------------------------------------------------------------------------------

NET LOSS                                  ( $   60,715)  ( $    26,848)  ( $   113,223)  ( $    30,334)
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF   SHARES
OUTSTANDING                                  8,031,852     281,400,000       8,021,320     281,400,000
----------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
   Basic and diluted                      ( $     0.01)        NIL       ( $      0.01)        NIL
----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4net Software, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                             2001                2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ( $     113,223)    ( $      30,334)
----------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           46,965                   -
      Stock issued for professional fees                                       6,563                   -
      Changes in operating assets and liabilities:
         Accounts receivable                                         (        23,072)                  -
         Accounts payable and accrued expenses                       (        74,109)    (        14,962)
         Other assets                                                (         5,795)                  -
----------------------------------------------------------------------------------------------------------
           Total adjustments                                         (        49,448)    (        14,962)
----------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                   (       162,671)    (        45,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (         3,300)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                              (        11,137)                  -
----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (       177,108)    (        45,296)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              393,906              47,677
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     216,798       $       2,381
----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4net Software, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

          Consolidation

          In February 2001, 4net Software, Inc. was merged into 4networld.com, Inc. and the corporation changed its name from 4networld.com, Inc. to 4net Software, Inc.

          The condensed financial statements for all periods presented include the accounts of 4networld.com, Inc. and 4net Software, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

          The audited financial statements at September 30, 2000 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed financial statements.

--------------------------------------------------------------------------------
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 3. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

          Pursuant to a final agreement in September 2000, the Company and Abtech agreed to a full settlement aggregating $170,000. As of March 31, 2001, the Company had received $170,000 in principal payments, $19,450 in interest payments and $15,000 in fees to extend payment dates.

--------------------------------------------------------------------------------
NOTE 4. MAJOR CUSTOMERS
--------------------------------------------------------------------------------

          Revenue from individual unaffiliated customers in excess of 10% of revenue during the six month period ended March 31, 2001 was approximately as follows:

                                      Amount         % of Revenue
          --------------------------------------------------------

          Customer A               $    58,000             39%
          Customer B               $    25,000             17%
          Customer C               $    16,000             11%

          Individual accounts receivable balances at March 31, 2001, in excess of 10% of total accounts receivable were approximately as follows:

                                                    % of Accounts
                                      Amount          Receivable
          --------------------------------------------------------

          Customer A               $     21,000            50%
          Customer B               $     12,000            29%

--------------------------------------------------------------------------------
NOTE 5. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

          Office Rent

          Effective February 2001, the Company entered into a three-year sub-lease for office space with an entity controlled by the President of the Company. The lease provides for monthly rent of $2,000.

          Employment Agreement

          Effective January 31, 2001, the President of the Company agreed to waive his annual salary under his employment agreement dated August 1, 2000. All other terms and conditions of that employment agreement remain in full force and effect; accordingly, the President continues to be eligible to receive bonus compensation and stock option grants at the discretion of the Board of Directors.

          Management Consulting Agreement

          Effective February 1, 2001, the Company entered into a one-year management consulting agreement with an entity controlled by the President of the Company (Catalyst) which provides for, among other things, the Company to pay the consultant $10,000 per month for management consulting services.

          Mergers and Acquisitions Advisory Agreement

          In March 2001, the Company entered into a three-year mergers and acquisitions advisory agreement with Catalyst. The agreement provides for, among other things, the Company to pay Catalyst a fee in the event that the Company completes a merger, business combination or similar transaction as a result of an introduction made by Catalyst. The agreement may be cancelled by either party with 30 days written notice.

--------------------------------------------------------------------------------
NOTE 6. LETTER OF INTENT
--------------------------------------------------------------------------------

          In March 2001, the Company executed a letter of intent with two unrelated entities whereby, among other things, the Company proposes to acquire all of the issued and outstanding shares or assets of the entities for approximately $2,080,000.

--------------------------------------------------------------------------------
NOTE 7. SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

          Preferred Stock

          In April 2001, the Company designated 550,000 shares of preferred stock as Series A Convertible Preferred Stock (Preferred Stock). The Preferred Stock provides for, among other things, cumulative dividends at 8% per annum, certain liquidation rights and no voting rights, and is convertible to 5 shares of common stock at the option of the holder or mandatorily converted upon the occurrence of certain events, as defined.


          Placement Agent Agreement

          In April 2001, the Company entered into a Placement Agent Agreement with Catalyst whereby, among other things, Catalyst will act as placement agent in an attempt to raise up to $1,600,000 through an offer to sell up to 400,000 shares of Preferred Stock. The placement agent will receive a selling commission of 10% of the gross offering proceeds, a non-accountable expense allowance of 3% of the gross offering proceeds and five-year warrants to purchase the number of shares of Preferred Stock equal to 10% of the number of shares of Preferred Stock sold in the offering at an exercise price of $4.00 per share.

Item 2. Management's Discussion and Analysis or Plan Of Operations

Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000, which is incorporated herein by reference. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000, which is incorporated herein by reference.

Background
----------

     4net Software was incorporated in 1986 and ceased all operations in 1991. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other transaction by and between the Company and a viable operating entity.

     In March 2000, the Company adopted a new plan of operation. The Company's plan of operation is to make acquisitions and strategic investments in companies that have developed unique niche software and/or Internet related products and services. 4net Software's objective is to acquire profitable software and/or Internet solution companies that enable businesses to streamline key business processes and increase operating efficiency. Following an acquisition the Company plans to develop, manage and operate the acquired business through, among other things, providing management and financial support, as well as assisting the acquired businesses in marketing, sales, and accounting functions.

     Pursuant to its business plan, on April 28, 2000, the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"). DelOtto Systems developed Web-based software applications focusing on content management and information exchange and designed business-critical Web sites.

     Following the acquisition of DelOtto Systems, the Company changed the name of DelOtto Systems to 4net Software, Inc. and operated it as a wholly owned subsidiary. On February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software, Inc., the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Merger"). In connection with the Merger the Company also changed its name to 4net Software, Inc. The Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State.

     Currently, the Company is engaged in managing and developing the content management and web site design business, and searching for and evaluating acquisition candidates that have developed proven software solutions or unique proprietary technology intended to help businesses increase operating efficiency. The Company expects to expand its offerings of products and services and increase its client base through its acquisition strategy. We believe that the successful implementation of the Company's acquisition strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions.

The Content Management and Web-Design Business
----------------------------------------------

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

     4net Software markets its services along with its proprietary technology through relationships and customer referrals. 4net Software is in the process of pursuing pricing and marketing strategies to increase the sales of 4netManager(TM) to companies that have a web site, but do not have a content management system. 4net Software is also in the process of enhancing its proprietary content management solution into a robust enterprise application to be marketed to large businesses in various industries. Additionally, 4net Software is aggressively pursuing strategic business relationships with entities that will permit 4net Software to utilize their existing distribution channels. The Company is interested in seeking additional capital to fund a comprehensive sales and marketing effort to promote the products and services of 4net Software. However, there can be no assurances that 4net Software will be able secure additional capital to fund a comprehensive sales and marketing effort to promote the products and services of 4net Software.

     In growing its content management and web development business, 4net Software plans to enhance the effectiveness of its client's Web sites by establishing key relationships with traditional media companies to develop and promote local Web-based business directories. Management believes that traditional media such as television and radio are effective ways to gain exposure for e-businesses and to draw customers to Web sites.

     Recently, 4net Software entered into a co-marketing relationship with KYW-TV3 (a CBS owned and operated television station and a Viacom, Inc. subsidiary) to develop, produce, and promote a Web-based business directory for the Philadelphia, Pennsylvania market place. KYW-TV3 has committed twenty segments of on-air promotion per week for the business directory and will conduct the direct sales effort to sign up local businesses. The business directory promotions will allow local businesses to tap into traditional on-air advertising and drive traffic to their Web sites. Pursuant to the agreement with KYW-TV3, 4net Software will be paid a percentage of all revenues generated from sales of business directory listings and advertising space.

4net Software's Acquisition Strategy
------------------------------------

     As part of the Company's ongoing business strategy, 4net Software is engaged in identifying, investigating and, if investigation warrants, acquiring software companies within targeted industries, which have proven technology and report revenues and earnings. 4net Software's acquisition strategy is focused on helping businesses manage the Internet and increase operating efficiency by streamlining key business processes with proprietary software. We are pursuing a strategy of growth by acquiring businesses and assets that complement our existing operations. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of the services or products we offer or the geographic areas we serve, (2) expands our client base or distribution network, (3) increases blended margins, (4) is accretive to earnings, and (5) offers the opportunity to enhance profitability by improving the efficiency of our operations.

     Currently, the Company has identified for acquisition two software companies; Target Company 1 and Target Company 2 (collectively referred to as the "Acquisitions"), that management believes will provide synergies to the Company and further its growth strategy. The Company has entered in to a Letter of Intent in connection with the Acquisitions, however, there can be no assurance that the Company will be able to successfully complete the Acquisitions. The anticipated cost of the Acquisitions is approximately $2,080,000. Management believes that the completion of the Acquisitions will enable 4net Software to expand its product and service line and achieve profitability. The Company has designated 550,000 shares of Series A Convertible Preferred Stock for issuance by the Company in a private offering to help finance the Acquisitions. The Company may also obtain debt financing to complete the Acquisitions. There can be no assurances that the Company will be able to successfully complete the private offering or obtain debt financing necessary to complete the Acquisitions.

Results of Operations
---------------------

     For the three-month period ended March 31, 2001, the Company had revenues of $67,574 compared to revenues of $131 for the same period a year earlier, representing an increase of $67,443. The increase in revenue for the three-month period ended March 31, 2001 is attributable to the income earned by 4net Software through the content management and web design business. Other than interest income the Company did not earn any revenue for the corresponding period a year earlier given the virtual suspension of the Company's operations during that period.

     For the six-month period ended March 31, 2001, the Company had revenue of $148,138 compared to revenues of $587 for the same period a year earlier, representing an increase of $147,441. The increase in revenue for the six-month period ended March 31, 2001 is attributable to the income earned by 4net Software through the content management and web design business. Other than interest income the Company did not earn any revenue for the corresponding period a year earlier given the virtual suspension of the Company's operations during that period.

     Expenses for the three-month period ended March 31, 2001 were $160,025 compared to expenses of $26,979 for the same period a year earlier, representing an increase of $133,046. The increase in expenses for the three-months ended March 31, 2001 was due primarily to payroll, increased professional fees and administrative expenses associated with the operation of 4net Software's content management and web design business, as well as Company's efforts to locate suitable merger targets and negotiate acquisitions.

     Expenses for the six-month period ended March 31, 2001 were $361,799 compared to expenses of $30,921 for the same period a year earlier, representing an increase of $330,878. The increase in expenses for the six-months ended March 31, 2001 was due primarily to payroll, increased professional fees and administrative expenses associated with the operation of 4net Software's content management and web design business, as well as Company's efforts to locate suitable merger targets and negotiate acquisitions.

     For the three-month period ended March 31, 2001, the Company had operating losses of $92,451 compared to operating losses of $26,848 for the same period a year earlier, representing an increase of $65,603. The increase in losses incurred by the Company in the three-month period ended March 31, 2001 were due primarily to expenses associated with the operation of 4net Software's content management and web design business as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

     For the six-month month period ended March 31, 2001, the Company had operating losses of $213,661 compared to operating losses of $30,334 for the same period a year earlier, representing an increase of $183,327. The increase in losses incurred by the Company in the six-month period ended March 31, 2001 were due primarily to expenses associated with the operation of 4net Software's content management and web design business as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

Liquidity and Capital Resources
-------------------------------

     During the three-month period ended March 31, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the period, revenues generated through the operation of 4net Software's content management and web design business, cash generated from interest income during the year, and payments received from Abtech Industries, Inc. in connection with a litigation. See Part II. Item 1. (Legal Proceedings), below. As of March 31, 2001, the Company had cash on hand in the amount of $216,798. Management anticipates that the Company will need additional funds in order to further develop and grow 4net Software's content management and web design business and to effectuate 4net Software' acquisition strategy, including but not limited the acquisition of Target Company 1 and Target Company 2 discussed above. There can be no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to successfully develop and grow 4net Software's content management and web design business or to complete any additional acquisitions.


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

     Abtech did not make the final payment of $30,250 on January 1, 2001, in accordance with the August 1st Agreement, as amended, however on January 16, 2001, Abtech did make the final payment of $30,250 for principal and interest plus an additional payment of $200 to cover the interest for the period January 1, 2001 through January 16, 2001. Accordingly, the Company will discontinue the lawsuit entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc.

     The Company is not a party to any other material legal proceedings.


Item 2. Changes in Securities

Subsequent Events
-----------------

     On April 9, 2001, the Board of Directors of the Company designated 550,000 shares of the 5,000,000 shares of preferred stock authorized for issuance as Series A Convertible Preferred Stock (the "Preferred Shares"). Each Preferred Share will earn a cumulative dividend at the rate of eight percent (8%) per year, which will be paid, out of assets at the time legally available therefore, to holders of the Preferred Shares on a semi-annual basis. In the event assets are not legally available to pay earned dividends to holders of the Preferred Shares, such earned dividends will cumulate and be paid to holders of the Preferred Shares prior to any distribution being paid to any other class of preferred stock or the common stock of the Company. Additionally, each Preferred Share is convertible into five (5) shares of the Company's common stock, $.00001 par value, either: (i) at the option of the holder at any time prior to the fifth anniversary of the date of issuance of the Preferred Shares, at which time the Preferred Shares shall automatically convert into common stock; or (ii) automatically if the Company's common stock, which currently trades on the National Association of Securities Dealer's Over-the-Counter Bulletin Board under the trading symbol "FNSI," closes at or above $1.20 for twenty (20) consecutive trading days and the shares of common stock underlying the Preferred Shares are covered by a currently effective registration statement filed under the Securities Act of 1933. A copy of the Company's Amended Certificate of Designation of Series A Convertible Preferred Stock is attached hereto as an exhibit and is incorporated herein by reference.

     On April 9, 2001, the Company authorized the issuance of 11,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano are restricted shares and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

Item 5. Other Information

     Effective February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company pays rent of $2,000 per month to Catalyst Operations, Inc.

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

     The Company entered into a management consulting agreement, effective February 1, 2001 with Catalyst Financial LLC ("Catalyst Financial"), a limited liability company, owned and controlled by Steven N. Bronson. Catalyst Financial is a full service licensed securities brokerage firm, investment banking and consulting firm. Pursuant to the management agreement, Catalyst Financial will provide management consulting services, strategic business planning and certain other management advisory services to the Company in exchange for a monthly fee of ten thousand dollars ($10,000). A copy of the management agreement between Catalyst Financial and the Company is attached hereto as an Exhibit and is incorporated herein by reference.

     On February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software, Inc., the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Merger"). In connection with the Merger the Company also changed its name to 4net Software, Inc. The Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State. A copy of the Certificate of Ownership and Merger is attached as an Exhibit hereto and is incorporated herein by reference.

     The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001, with Catalyst Financial LLC ("Catalyst Financial"), a limited liability company, owned and controlled by Steven N. Bronson (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to 4net Software in connection with 4net Software's identifying and investigating prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising 4net Software concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee based upon the total consideration of the specific transaction, calculated as follows: 5% of the consideration from $1 up to $1,000,000; 4% of the consideration in excess of $1,000,000 and up to $2,000,000; plus 3% of the consideration in excess of $2,000,000 and up to $3,000,000, plus; 2% of the consideration in excess of $3,000,000 and up to $4,000,000, plus; 1% of the consideration in excess of $5,000,000. The term of the Mergers and Acquisitions Advisory Agreement is three years. A copy of the M&A Advisory Agreement is attached hereto as an Exhibit and is incorporated herein by reference.

     Pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee based upon the above formula in the event that 4net Software successfully completes the acquisition of Target Company 1 and Target Company 2. Catalyst Financial has agreed to accept a flat fee equal to $70,000 upon the closing of the acquisition of Target Company 1 and Target Company 2. This fee to Catalyst Financial has been approved by the Board of Directors of the Company.

Subsequent Event
----------------

     On April 30, 2001, the Company entered into a Placement Agent Agreement with Catalyst Financial, pursuant to which Catalyst Financial has agreed to act as the Placement Agent for some or all of the Preferred Stock offered by the Company in a private offering, pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, promulgated thereunder. Pursuant to the terms of the Placement Agent Agreement, the Company has agreed to pay Catalyst Financial a selling commission equal to 10% of the gross proceeds of this Offering. The Company has also agreed to pay Catalyst Financial a non-accountable expense allowance of 3% of the gross proceeds from the sale of all Preferred Shares sold in the Offering. To the extent that the expenses of Catalyst Financial are less than the non-accountable expense allowance, the excess shall be paid to Catalyst Financial. The Company shall issue to Catalyst Financial warrants to purchase an amount of Preferred Shares equal to ten percent (10%) of the total number of Preferred Shares sold in the Offering at a purchase price of $4.00 per share of Preferred Stock ("Placement Agent Warrants"). The Placement Agent Warrants shall be exercisable for a period of five years commencing on the date of completion of the Offering.

Item 6. Exhibits And Reports On Form 8-K

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated herein by reference.

Exhibit
Number  Description of Document
----------------------------------------------------------------------------
2.1# Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.)

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed by the Company on January 20, 2000.)

3.2#           By-Laws of the Company. (Incorporated by reference to Exhibit
               3.2 to the Annual Report on Form 10-KSB filed by the Company on January 20, 2000.)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB filed by the Company on August 14, 2000.)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed by the Company on August 14, 2000.)

3.5* Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc.

3.6* Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc.

10.3#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed by the Company on August 14, 2000.)

10.4#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed by the Company on August 14, 2000.)

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc.

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC.

10.7* Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC.

10.8* Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC.
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     On March 13, 2001, the Company filed a current report on Form 8-K, disclosing the upstream merger of 4net Software, Inc., the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Merger"). In connection with the Merger the Company also changed its name to 4net Software, Inc. The Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 18, 2001

                                   4net Software, Inc.

                                   By: /s/ Steven N. Bronson
                                       -----------------------------------
                                       Steven N. Bronson, President
                                       Principle Executive Officer
                                       as Registrant's duly authorized
                                       officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Document
--------------------------------------------------------------------------------
3.5            Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc.

3.6 Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc.

10.7 Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC.

10.8 Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC.