Form 10QSB
period 2001-06-30
4NETWORLD COM INC
filed 2001-08-14
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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
               (Registrant's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No
                                                               ---    ---

As of August 10, 2001, there were issued and outstanding 8,481,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   ---      ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Condensed Balance Sheet...................................................  3

Condensed Statements of Operations........................................  4

Condensed Statements of Cash Flows .......................................  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And
           Plan Of Operations............................................. 10

PART II - OTHER INFORMATION............................................... 14

Item 1.  Legal Proceedings................................................ 14

Item 2.  Changes in Securities............................................ 14

Item 5.  Other Information................................................ 15

Item 6.  Exhibits & Reports on Form 8-K................................... 16

SIGNATURES................................................................ 17

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


4net Software, Inc.
CONDENSED BALANCE SHEET
JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $  251,245
   Accounts receivable, net                                                     18,080
   Prepaid expenses                                                              7,500
---------------------------------------------------------------------------------------
     Total current assets                                                      276,825

PROPERTY AND EQUIPMENT, NET                                                     41,893

GOODWILL, NET                                                                  723,678

OTHER ASSETS                                                                     3,834
---------------------------------------------------------------------------------------

     TOTAL ASSETS                                                           $1,046,230
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                    $   18,760
   Deposits on preferred stock offering                                        120,000
   Current portion of long-term debt                                            24,062
---------------------------------------------------------------------------------------
     Total current liabilities                                                 162,822

LONG-TERM DEBT                                                                  66,438
---------------------------------------------------------------------------------------

     TOTAL LIABILITIES                                                         229,260
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common  stock,  $.00001  par value;  100,000,000  shares  authorized;
     8,046,018 shares issued and outstanding                                        80
   Capital in excess of par value                                            2,746,053
   Accumulated deficit                                                      (1,929,163)
---------------------------------------------------------------------------------------
     Total stockholders' equity                                                816,970
---------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,046,230
---------------------------------------------------------------------------------------

                             See accompanying notes.

4net Software, Inc.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                       Three Months Ended June 30, Nine Months Ended June 30,
                                       --------------------------- --------------------------------------
                                           2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------
REVENUE                                $   74,483    $   28,813    $  222,621    $   28,813
---------------------------------------------------------------------------------------------------------

EXPENSES
    Advertising                             2,298        31,135        30,800        31,135
    Payroll                                39,484        32,975       165,473        32,975
    Professional fees                      42,236        59,815       110,506        88,286
    General and administrative             95,150        53,863       234,188        56,313
---------------------------------------------------------------------------------------------------------
       Total expenses                     179,168       177,788       540,967       208,709
---------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                     (104,685)     (148,975)     (318,346)     (179,896)
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Bad debt recovery                          --        40,500        97,450        40,500
    Other income (expense), net              (765)         (483)        2,223           105
---------------------------------------------------------------------------------------------------------
       Total other income (expense)          (765)       40,017        99,673        40,605
---------------------------------------------------------------------------------------------------------

NET LOSS                                ($105,450)    ($108,958)    ($218,673)    ($139,291)
---------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    8,046,018     5,865,253     8,032,350     5,706,796
---------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
    Basic and diluted                      ($0.01)       ($0.02)       ($0.03)       ($0.02)
---------------------------------------------------------------------------------------------------------

                             See accompanying notes.

4net Software, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2001          2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       ($218,673)    ($139,291)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  70,184        16,195
       Common stock issued for professional services                                   6,563        13,688
       Options issued for professional services                                        6,000         6,050
       Changes in operating assets and liabilities:
          Accounts receivable                                                         (2,867)       (1,114)
          Prepaid expenses                                                            (7,500)           --
          Other assets                                                                (3,834)           --
          Accounts payable and accrued expenses                                      (92,367)       22,436
-----------------------------------------------------------------------------------------------------------
              Total adjustments                                                      (23,821)       57,255
-----------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                               (242,494)      (82,036)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (3,300)           --
    Cash consideration paid for business acquired                                         --       (20,000)
    Cash balance of business acquired                                                     --        11,877
    Proceeds from loan receivable                                                         --         1,000
-----------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                                 (3,300)       (7,123)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                             (16,867)      (14,549)
    Proceeds from issuance of common stock                                                --       500,000
    Deposits on preferred stock offering                                             120,000            --
-----------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                            103,133       485,451
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (142,661)      396,292

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      393,906        47,677
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 251,245     $ 443,969
-----------------------------------------------------------------------------------------------------------

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

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

               The audited financial statements for the year ended September 30, 2000, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed financial statements.

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

--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

               New Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

               The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, it will perform the required impairment tests of goodwill and indefinite life intangible assets as of January 1, 2002. The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

               Reclassification

               Certain amounts in the financial statements for the three and nine month periods ended June 30, 2000 have been reclassified to conform with the June 30, 2001 financial statement presentation.

--------------------------------------------------------------------------------
NOTE 3.        BAD DEBT RECOVERY
--------------------------------------------------------------------------------

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

               Pursuant to a final agreement in September 2000, the Company and Abtech agreed to a full settlement aggregating $170,000. As of June 30, 2001, the Company had received $170,000 in principal payments, $19,450 in interest payments and $15,000 in fees to extend payment dates.

--------------------------------------------------------------------------------
NOTE 4.        MAJOR CUSTOMERS
--------------------------------------------------------------------------------

               Revenue from individual unaffiliated customers in excess of 10% of revenue during the nine month period ended June 30, 2001, was as follows:

                                                     Amount      % of Revenue
                  -------------------------------------------------------------

                           Customer A             $     78,345         35%
                           Customer B             $     28,300         13%

                  Individual accounts receivable balances at June 30, 2001, in excess of 10% of total accounts receivable were as follows:

                                                                  % of Accounts
                                                     Amount         Receivable
                  -------------------------------------------------------------

                           Customer C             $      10,000           46%
                           Customer D             $       4,955           23%

--------------------------------------------------------------------------------
NOTE 5.        RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

               Office Rent

               In February 2001, the Company entered into a three-year sub-lease for office space with an entity controlled by the President of the Company. The lease provides for monthly rent of $2,000.

               Management Consulting Agreement

               Effective February 1, 2001, the Company entered into a one-year management consulting agreement with an entity controlled by the President of the Company (Catalyst) which provides for, among other things, the Company to pay the consultant $10,000 per month for management consulting services. Effective June 30, 2001, the Company and Catalyst agreed to terminate the agreement.

               Mergers and Acquisitions Advisory Agreement

               In March 2001, the Company entered into a three-year mergers and acquisitions advisory agreement with Catalyst. The agreement provides for, among other things, the Company to pay Catalyst a fee in the event that the Company completes a merger, business combination or similar transaction as a result of an introduction made by Catalyst. The agreement is cancellable by either party with 30 days written notice.

--------------------------------------------------------------------------------
NOTE 6.        OTHER MATTERS
--------------------------------------------------------------------------------

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

               Preferred Stock Private Placement Offering

               In April 2001, the Company entered into a Placement Agent Agreement with Catalyst whereby, among other things, Catalyst was to act as placement agent in an attempt to raise up to $1,600,000 through an offer to sell up to 400,000 shares of Preferred Stock. Through June 2001, the Company had received deposits from investors for $120,000. In July 2001, the Company determined to withdraw and terminate the private placement. Accordingly, no preferred stock was issued by the Company and all subscriptions were returned to the investors or applied to the common stock private placement offering (Note 7).

--------------------------------------------------------------------------------
NOTE 7.        SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

               Common Stock Private Placement Offering

               In July 2001, the Company entered into a Placement Agent Agreement with Catalyst whereby, among other things, Catalyst will act as a placement agent for the Company in connection with a private placement offering of its common stock at a price of $0.50 per share. The placement agent will receive a selling commission of 10% of the gross offering proceeds, a non-accountable expense allowance of 3% of the gross offering proceeds and warrants to purchase the number of shares of common stock equal to 10% of the number of shares of common stock sold in the offering at a price of $0.50 per share. Through August 13, 2001, the Company has accepted $205,000 pursuant to the offering.

               Letter of Intent

               In July 2001, the Company entered into a letter of intent to acquire a software company in Texas.

Item 2. Management's Discussion and Analysis and Plan Of Operations

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


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


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

     Pursuant to its business plan, on April 28, 2000, the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., Pennsylvania corporation ("DelOtto Systems"). DelOtto Systems was engaged in the business of developing Web-based software applications focusing on content management and information exchange and designing business-critical Web sites.

     Following the acquisition of DelOtto Systems, the Company changed the name of DelOtto Systems to 4net Software, Inc. and operated it as a wholly owned subsidiary. On February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software, Inc., the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Upstream Merger"). In connection with the Upstream Merger the Company also changed its name to 4net Software, Inc. The Upstream Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State.

     Currently, the Company is engaged in managing and developing the content management and Web site design business, and searching for and evaluating acquisition candidates that have developed proven software solutions or unique proprietary technology intended to help businesses increase operating efficiency. The Company expects to expand its offerings of products and services and increase its client base through its acquisition strategy. Management believes that the successful implementation of the Company's acquisition strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability.


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

     4net Software plans to enhance the effectiveness of its client's Web sites by establishing key relationships with traditional media companies to develop and promote local Web-based business directories. Management believes that traditional media such as television and radio are effective ways to gain exposure for our clients and to direct customers to their Web sites.

     Recently, 4net Software entered into a co-marketing relationship with KYW-TV3 (a CBS owned and operated television station and a Viacom, Inc. subsidiary) to develop, produce, and promote a Web-based business directory for the Philadelphia, Pennsylvania market place. KYW-TV3 has committed twenty segments of on-air promotion per week for the business directory and will conduct the direct sales effort to sign up local businesses. The business directory promotions will allow local businesses to tap into traditional on-air advertising and direct traffic to their Web sites. Pursuant to the agreement with KYW-TV3, 4net Software will be paid a percentage of all revenues generated from sales of business directory listings and advertising space. To date, the Company has not derived any revenues from its relationship with KYW-TV3.


4net Software's Acquisition Strategy
------------------------------------

     As part of the Company's ongoing business strategy, 4net Software is engaged in identifying, investigating and, if investigation warrants, acquiring software companies within targeted industries, which have proven technology and report revenues and earnings. 4net Software's acquisition strategy is focused on helping businesses manage the Internet and increase operating efficiency by streamlining key business processes with proprietary software. 4net Software is pursuing a strategy of growth by acquiring businesses and assets that complement our existing operations. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of the services or products we offer or the geographic areas we serve, (2) expands our client base or distribution network, (3) increases blended margins, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) improves the efficiency of our operations.

     In the second quarter of the current fiscal year, the Company identified for acquisition two software companies; Target Company 1 and Target Company 2 (collectively referred to as the "Acquisitions"), that management believed would provide synergies to the Company and further its growth strategy. The Company entered in to a Letter of Intent in connection with the Acquisitions. Due to significant decreases in the revenues and earnings of Target Company 1 and Target Company 2 during the months of March, April and May of 2001, management terminated the letter of intent and attempted to renegotiate the terms of the Acquisitions. The Company has not been able to negotiate an acceptable transaction with Target Company 1 and Target Company 2 and the Company is no longer in active negotiations concerning the Acquisitions.


Subsequent Event
----------------

     On or about July 5, 2001, the Company entered into a letter of intent to acquire a software company based in Texas (the "Texas Acquisition"). Management believes that the successful completion of the Texas Acquisition will broaden the Company's services and products and the geographic areas we serve, expand our client base and distribution network and enable the Company to achieve profitability in the fiscal year ending September 30, 2002. The Company is currently engaged in conducting a due diligence review of the Texas Acquisition and the Company anticipates on closing the Texas Acquisition in the first quarter of fiscal year ending September 30, 2002.

Results of Operations
---------------------

     For the three-month period ended June 30, 2001, the Company had revenues of $74,483 compared to revenues of $28,813 for the same period a year earlier, representing an increase of $45,670. The increase in revenue for the three-month period ended June 30, 2001 is attributable to the income earned by 4net Software through the content management and Web design business.

     For the nine-month period ended June 30, 2001, the Company had revenue of $222,621 compared to revenues of $28,813 for the same period a year earlier, representing an increase of $193,808. The increase in revenue for the nine-month period ended June 30, 2001 is attributable to the income earned by 4net Software through the content management and Web design business.

     Expenses for the three-month period ended June 30, 2001 were $179,168 compared to expenses of $177,788 for the same period a year earlier, representing an increase of $1,380. The increase in expenses for the three-months ended June 30, 2001 was due primarily to payroll, increased general and administrative expenses associated with the operation of 4net Software's content management and Web design business, as well as Company's efforts to locate suitable merger targets and negotiate acquisitions, and was offset by a decrease in professional expenses and advertising.

     Expenses for the nine-month period ended June 30, 2001 were $540,967 compared to expenses of $208,709 for the same period a year earlier, representing an increase of $332,258. The increase in expenses for the nine-months ended June 30, 2001 was due primarily to payroll, increased professional fees and administrative expenses associated with the operation of 4net Software's content management and Web design business, as well as Company's efforts to locate suitable merger targets and negotiate acquisitions.

     For the three-month period ended June 30, 2001, the Company had operating losses of $104,685 compared to operating losses of $148,975 for the same period a year earlier, representing an decrease of $44,290. The decrease in losses incurred by the Company in the three-month period ended June 30, 2001 were due primarily to additional revenues generated from the operation of 4net Software's content management and Web design business.

     For the nine-month period ended June 30, 2001, the Company had operating losses of $318,346 compared to operating losses of $179,896 for the same period a year earlier, representing an increase of $138,450. The increase in losses incurred by the Company in the nine-month period ended June 30, 2001 were due primarily to increased expenses associated with the operation of 4net Software's content management and Web design business as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

Liquidity and Capital Resources
-------------------------------

     During the three-month period ended June 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the period, revenues generated through the operation of 4net Software's content management and Web design business, and cash generated from interest income during the year. As of June 30, 2001, the Company had cash on hand in the amount of $251,245. Management anticipates that the Company will need additional funds in order to further develop and grow 4net Software's content management and Web design business and to effectuate 4net Software' acquisition strategy, including but not limited the completion of the Texas Acquisition. There can be no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to successfully develop and grow 4net Software's content management and Web design business or to complete any additional acquisitions.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On or about May 31, 2001, the Company commenced a lawsuit to enforce a covenant not to compete against a former employee that was terminated in November 2000. The action is entitled 4net Software, Inc. f/k/a 4networld.com, Inc. v. Andrew Patros and is pending in the New York State Supreme Court, New York County and has been assigned Index No. 01/602729. The Company does not believe that this action will have a material adverse affect on the Company.

     The Company is not a party to any other material legal proceedings.


Item 2. Changes in Securities

     On April 9, 2001, the Board of Directors of the Company designated 550,000 shares of the 5,000,000 shares of preferred stock authorized for issuance as Series A Convertible Preferred Stock (the "Preferred Shares"). The Company attempted to complete a private offering of the Preferred Shares to raise up to $2,000,000 to, among other things, finance the acquisition of Target Company 1 and Target Company 2. Due to, among other things, the termination of the letter of intent with Target Company 1 and Target Company 2, the Company determined to withdraw and terminate the private placement of the Preferred Shares. Accordingly, no Preferred Shares have been issued by the Company.


Subsequent Event
----------------

     On August 3, 2001, the Company authorized the issuance of 14,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

Item 5. Other Information

     The Company entered into a management consulting agreement, effective February 1, 2001 with Catalyst Financial LLC ("Catalyst Financial"), a limited liability company, owned and controlled by Steven N. Bronson. Catalyst Financial is a full service licensed securities broker-dealer, investment banking and consulting firm. Pursuant to the management agreement, Catalyst Financial provided management consulting services, strategic business planning and certain other management advisory services to the Company in exchange for a monthly fee of ten thousand dollars ($10,000). Effective June 30, 2001, the Company and Catalyst Financial agreed to terminate the Management Consulting Agreement.

     Pursuant to the Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001, between Catalyst Financial and 4net Software, Catalyst Financial is entitled to receive a fee in the event the Company successfully completes that Texas Acquisition based upon the total consideration of the Texas Acquisition, calculated as follows: 5% of the consideration from $1 up to $1,000,000; 4% of the consideration in excess of $1,000,000 and up to $2,000,000; plus 3% of the consideration in excess of $2,000,000 and up to $3,000,000, plus; 2% of the consideration in excess of $3,000,000 and up to $4,000,000, plus; 1% of the consideration in excess of $5,000,000.


Subsequent Events
-----------------

     Effective July 1, 2001, the Company entered into a new employment agreement with Steven N. Bronson, the President of the Company, replacing Mr. Bronson's Employment Agreement, dated as of August 1, 2000. Pursuant to the July 1, 2001 Employment Agreement, Mr. Bronson is entitled to receive a salary of $60,000 per annum, payable in equal monthly installments of $5,000. Additionally, the employment agreement provides that Mr. Bronson is eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, at the discretion of the Board of Directors. A copy of the Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson is attached hereto as an exhibit and is incorporated herein by reference.

     Pursuant to a Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial and 4net Software, Catalyst Financial has agreed to act as the Placement Agent for some or all of the Common Stock, $.00001 par value (the "Shares") offered by the Company in a private offering, pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, promulgated thereunder. Pursuant to the terms of the Placement Agent Agreement, the Company has agreed to pay Catalyst Financial a selling commission equal to 10% of the gross proceeds of this Offering. The Company has also agreed to pay Catalyst Financial a non-accountable expense allowance of 3% of the gross proceeds from the sale of all Shares sold in the Offering. To the extent that the expenses of Catalyst Financial are less than the non-accountable expense allowance, the excess shall be paid to Catalyst Financial. Additionally, the Company shall issue to Catalyst Financial warrants to purchase an amount of Shares equal to ten percent (10%) of the total number of Shares sold in the Offering at a purchase price of $.50 per share (the "Placement Agent Warrants"). The Placement Agent Warrants shall be exercisable for a period of five years commencing on the date of completion of the Offering. A copy of the Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial LLC and 4net Software, Inc. is attached hereto as an exhibit and is incorporated herein by reference.

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

3.5# Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-QSB filed by the Company on March 31, 2001.)

3.6# Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-QSB filed by the Company on March 31, 2001.)

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

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2001.)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2001.)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2001.)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2001.)

10.9* Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC.

10.10*@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson.
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001
                                   4net Software, Inc.

                                   By: /s/ Steven N. Bronson
                                       -----------------------------------
                                       Steven N. Bronson, President
                                       Principle Executive Officer
                                       as Registrant's duly authorized officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Document
--------------------------------------------------------------------------------
10.9           Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC.

10.10 Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson.