Form 10KSB
period 2001-09-30
4NETWORLD COM INC
filed 2002-02-14
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4net Software, Inc.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                      ----------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

 10 South Street, Suite 201, Ridgefield, Connecticut               06877
 ---------------------------------------------------             ----------
      (Address of principal executive offices)                   (Zip code)

                                 (203) 825-5427
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

             Yes [X]                            No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $262,685.

As of February 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $1,700,614. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of February 11, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

                                     PART I

           This report on Form 10-KSB contains, in addition to historical information, forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

ITEM 1.    DESCRIPTION OF BUSINESS.

Background

           4net Software, Inc. (the "Company" or "4net Software") was incorporated in 1986 under the name Medtech Diagnostics, Inc. and ceased all operations in 1991. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other transaction by and between the Company and a viable operating entity.

           In March 2000, the Company adopted a plan of operation to make acquisitions and strategic investments in companies that had developed unique niche software and/or Internet related products and services. Shortly thereafter the Company changed its name to 4networld.com, Inc. The Company's objective was to acquire software and/or Internet solution companies that enabled businesses to streamline key business processes and increase operating efficiency. Following an acquisition the Company planned to develop, manage and operate the acquired business through, among other things, providing management and financial support, as well as assisting the acquired businesses in marketing, sales, and accounting functions.

           On April 28, 2000, the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"). DelOtto Systems was engaged in the business of developing Web-based software applications focusing on content management and information exchange and designing business-critical Web sites.

           Following the acquisition of DelOtto Systems, the Company changed the name of DelOtto Systems to 4net Software, Inc. ("4net Software (PA)") and operated it as a wholly owned subsidiary. In December 2000, the Company restructured its wholly owned subsidiary from a Pennsylvania corporation to a Delaware corporation. In connection with the restructuring of 4net Software
(PA), the Company formed a Delaware corporation named 4net Software, Inc. ("4net Software (DE)") as a wholly owned subsidiary and merged 4net Software (PA) with and into 4net Software (DE). Subsequent to the merger, 4net Software (PA) was dissolved.

           Then on February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software (DE), the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Upstream Merger"). In connection with the Upstream Merger the Company changed its name from 4networld.com, Inc. to 4net Software, Inc. The Upstream Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State. A copy of the Certificate of Ownership and Merger is attached to the Company's Form 8-K filed on March 13, 2001, and is incorporated herein by reference. Subsequent to the Upstream Merger, 4net Software (DE) was dissolved. Accordingly, at this time the Company does not have any subsidiaries.

           During the fiscal year ended September 30, 2001, the 4net Software was engaged in the business of providing content management and content syndication software and designing business-critical Web sites (the "Content Management and Web Site Design Business"). During the fiscal year ended September 30, 2001, the Company attempted to license its proprietary software, namely 4netManager(TM) and attempted to provide Web site development services to small and middle sized companies.

           However due to the economic downturn in the technology sector, which has decreased spending for Web site development services, and the Company's inability to operate profitably, the Company determined subsequent to September 30, 2001, to cease the further development and marketing of its Content Management and Web site-Design Business. Currently, the Company is servicing its existing clients and accepting new clients only through referrals and other unsolicited contacts. The Company is not currently engaged in any material marketing or sales efforts for its Content Management and Web site-Design Business.

           In the fiscal year ended September 30, 2001, 4net Software was also actively engaged in searching for and evaluating software and Internet solution companies, which had proven technology and reported revenues and earnings as candidates for acquisition. During the fiscal year ended September 30, 2001, the Company entered into two separate letters of intent to acquire profitable software companies. However, the Company's due diligence review of the proposed acquisitions revealed material decreases in the revenues and earnings of the target companies. Due to the termination of the two letters of intent and the recent downturn in the technology sector, 4net Software has determined to expand the scope of its acquisition strategy beyond businesses engaged exclusively in the software and Internet solution industries. 4net Software's Acquisition Strategy is now focused on acquiring target companies that have existing revenues and earnings as well as the perceived ability to expand and grow the business of the target company.

           4net Software is currently engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's plan of operation is to pursue a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

4net Software's Content Management and Web Site Design Business

           During the fiscal year ended September 30, 2001, 4net Software's business operations consisted of providing content management and content syndication software and developing business-critical Web sites to small and mid-size businesses. 4net Software's flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own Web site. This functionality reduces the cost of Web site maintenance, and improves the process of sustaining a dynamic online presence. During the fiscal year ended September 30, 2001, 4net Software marketed its services along with its proprietary technology through joint marketing efforts, existing relationships and customer referrals.

           The Company's business strategy for the Content Management and Web Site Design Business was based upon the belief that the cost and processes of Web site content management can be prohibitive to small and mid-sized businesses even as Web sites become an integral part of a business' operations and success. Many of today's content management systems, regardless of whether they are custom or packaged, require in-house, expensive technical personnel to write proprietary code in order to update and modify a Web site. Thus, it is difficult for a non-technical user to add or change content to its Web sites. To solve this problem, 4net Software has developed proprietary solutions that enable non-technical users to take a more active role in Web site management - all without sacrificing performance and scalability. We believe that 4net Software's proprietary products provide businesses with cost effective and efficient solutions for creating and maintaining a dynamic online presence.

           During the fiscal year ended September 30, 2001, 4net Software has operated primarily as a Web site development company with a proprietary content management application. Over the past year, 4net Software has designed and deployed Web sites for over 100 small businesses. Each Web site developed by the Company is integrated with its content management system,

4netManager(TM). During the fiscal year ended September 30, 2001, 4net Software derived its revenue from the sale of software product licenses, software maintenance and support services and Web site hosing services.

Competition of 4net Software's Content Management and Web Site Design Business

           The business of 4net Software, providing Web site content management, syndication and Web design services, is highly competitive. 4net Software has encountered intense competition from other entities in its industry, due to among other things a decrease in technology spending. Many of these entities, including large information technology consulting service providers such as major accounting firms; large Internet hosting services such as Verio; global and regional Web development companies such as WorldWeb.net; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. There can be no assurance that 4net Software will have the ability to compete successfully in its industry. 4net Software's financial resources are limited in comparison to many of its competitors and there can be no assurance that such limitations will permit 4net Software to achieve profitability with respect to the Content Management and Web Site Design Business.

           Subsequent to September 30, 2001, due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided to reevaluate its strategy with respect to the Content Management and Web Site Design Business. The Company has determined to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system. The Company also determined to cease its efforts to develop an enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry.

           Currently, the Company is servicing its existing clients and accepting new clients only through referrals and other unsolicited contacts. The Company is not currently engaged in any marketing or sales efforts for its Content Management and Web site-Design Business. 4net Software has never profited from the Content Management and Web Site Design Business and there can be no assurance that the Company will ever profit from the Content Management and Web Site Design Business.

4net Software's Acquisition Strategy

           During the fiscal year ended September 30, 2001, the Company's Acquisition Strategy consisted of searching for and evaluating acquisition candidates that have developed proven software or Internet solutions intended to assist the business community.

           In the second quarter of the fiscal year ended September 30, 2001, 4net Software identified for acquisition two software companies located in the Northeast region of the United States; Target Company 1 and Target Company 2 (collectively referred to as the "Northeast Acquisitions"), that management believed would provide synergies to the Company, further its growth strategy and be accretive to earnings. 4net Software entered into a Letter of Intent in connection with the Northeast Acquisitions. 4net Software's due diligence review of the Northeast Acquisitions revealed, among other things, material decreases in the revenues and earnings of Target Company 1 and Target Company 2 during the months of March, April and May of 2001. Due to the material decreases in the revenues, management terminated the Letter of Intent and attempted to renegotiate the terms of the Northeast Acquisitions. 4net Software was not been able to negotiate an acceptable transaction with Target Company 1 and Target Company 2 and has ceased negotiations concerning the Northeast Acquisitions.

           In the third quarter of the fiscal year ended September 30, 2001, 4net Software entered into a letter of intent to acquire a software company based in Texas (the "Texas Acquisition"). Management believed that the successful completion of the Texas Acquisition would broaden 4net Software's services and products and the geographic areas we serve, expand 4net Software's client base and distribution network and enable the Company to achieve profitability in the fiscal year ending September 30, 2002. 4net Software's due diligence review of the Texas Acquisition revealed, among other things, a significant decrease in the revenues and projected revenues for the Texas Acquisition during the months of July, August and September 2001. In September 2001, 4net Software terminated the letter of intent for the Texas Acquisition and ceased negotiations concerning the Texas Acquisition.

Competition of 4net Software's Acquisition Strategy

           In connection with its acquisition strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company's financial resources will be limited in comparison to those of many of its competitors. The Company's limited financial resources may compel the Company to select certain less attractive acquisition prospects.

           Subsequent to September 30, 2001 the Company determined to expand the scope of prospective target companies it evaluates for acquisition, beyond the technology sector. The Company is now pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues and net earnings in markets that provide room for growth. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markers, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Employees

           As of February 11, 2001, the Company had 1 employee, Steven N. Bronson, our president. None of our employees are represented by a union or other collective bargaining group.

           In connection with the Content Management and Web Site Design Business the Company is currently servicing its existing clients and accepting new clients through referrals and other unsolicited contacts. The Company has retained the services of a Web site developer to service the Company's clients and if needed to work on new projects. Additionally, pursuant to a Separation Agreement, dated September 21, 2001, Michael Park, a former 4net Software employee, agreed to be available to the Company on a per diem basis to work on the Company's proprietary software products and to service certain clients of the Company. A copy of the Separation Agreement between the 4net Software, Inc. and Michael Park is attached as an exhibit hereto and is incorporated herein by reference. There can be no assurances that Michael Park will be available to the Company if and when the Company requests his services.

Current Operations of 4net Software

           The Company is currently engaged in managing the Content Management and Web Site Design Business, and searching for and evaluating acquisition candidates that will be accretive to revenues and increase shareholder value. Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability.

           4net Software is actively engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. The primary focus of 4net Software's Acquisition Strategy is identifying acquisition candidates with reported revenues and earnings well as the perceived ability to grow and/or expand the business and revenues of the target company.

           4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues and net earnings. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired
(1) is an established business with viable services or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

           Management believes that the future of the Company is dependant upon the Company completing an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to compete an acquisition, merger or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company will need to raise additional funds through equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.

Factors Affecting Operating Results and Market Price of Stock

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

The Company Has Limited Resources

           The Company has limited resources. For the fiscal years ended September 30, 2001 and September 30, 2000 the Company has had revenues from operations of $262,685 and $85,123 respectively. For the fiscal years ended September 30, 2001 and September 30, 2000 the Company has had net losses of $1,128,986 and $292,029 respectively. Other than the revenues earned through the operation of the Content Management and Web Site Design Business, the Company will only derive revenues through the acquisition of a target company (an "Acquisition"). There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional Acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.

The Company Will Need Additional Financing in Order to Execute Its Business Plan

           The Company has had no earnings to date and will be entirely dependent upon its limited available financial resources to implement its Acquisition Strategy. The Company cannot ascertain with any degree of certainty the capital requirements for the successful execution of its Acquisition Strategy. In the event that the Company's limited financial resources prove to be insufficient to implement its Acquisition Strategy, the Company will be required to seek additional financing. In addition, in the event of the consummation of an Acquisition, the Company may require additional financing to fund the operations or growth of the Target.

Additional Financing May Not Be Available to the Company

           There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of further Acquisitions, and would have minimal capital remaining to pursue other Targets. The inabilityof the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of 4net Software. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

Competition for Acquisitions

           The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

The Company May Be Subject to Uncertainty in the Competitive Environment of a Target

           In the event that the Company succeeds in completing an Acquisition, the Company will, in all likelihood, become subject to intense competition from competitors of the Target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an Acquisition, the Company will have the resources to compete effectively in the industry of the Target, especially to the extent that the Target is in a high growth industry.

Competition of Content Management and Web Site Design Business.

           The Company's Content Management and Web Site Design Business, providing Web site content management and syndication services, is highly competitive. Many of these competitors have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than 4net Software. Due to, among other things, a decrease in technology spending and intense competition, the Company has determined to cease the further development of its proprietary content management system and to limit its marketing efforts in connection with the Content Management and Web Site Design Business. Additionally, the Company has determined to cease its efforts in developing the enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry. There can be no assurance as to the degree to which 4net Software will be able to successfully compete. See "Content Management and Web Design Business and Competition of the Content Management and Web Design Business".

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

Steven N. Bronson is Critical to the Future Success of the Company

           Steven N. Bronson is the Chairman, C.E.O. and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate additional Acquisitions will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson, the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson would have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs

           Mr. Bronson owns 5,742,300 shares of common stock of the Company, including options to purchase 300,000 shares of common stock, representing approximately 64% of the issued and outstanding shares of common stock and approximately 64% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

           The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of January 8, 2002 the Company had approximately 8,661,018 shares of common stock issued and outstanding and approximately 91,338,982 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

The Company Expects to Pay No Cash Dividends

           The Company does not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

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

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

           The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that the Company will not be deemed to be an investment company. If the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the inability of the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

You Should Not Rely on Forward-Looking Statements Because They Are Inherently Uncertain

           This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described on the preceding pages and elsewhere in this document.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

           On February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company pays rent of $2,000 per month to Catalyst Operations, Inc. A copy of the Lease is attached to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference.

           Prior to February 1, 2001, for its principal offices the Company utilized a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 900 Third Avenue, Suite 201, New York, New York 10022. Mr. Bronson is the principal and owner of Catalyst Financial LLC. The Company did not pay any rent on these offices during the period October 1 through January 31, 2001 and for the fiscal year ended September 30, 2000. The value of the rent for the use of this office was nominal.

           During the fiscal year ended September 30, 2001, the Company also occupied a 1,500 square foot office located at 212 S. Main Street, Suite 2, Elmira, New York 14904 (the "Elmira Office"). The original lease was for a period of one year and had an annual rent of $9,000, including utilities, payable monthly at a rate of $750 per month. The original lease expired by its terms on November 30, 2000, and at that time the lease converted to a month to month lease with a monthly rent of $750. The Company ceased occupying the Elmira Office on December 31, 2001.

ITEM 3.    LEGAL PROCEEDINGS.

           The Company is not currently a party to any legal proceedings. During the fiscal year ended September 30, 2001, the Company was a party to two legal proceedings, as set forth below, which were both resolved in the Company's favor.

Abtech Litigation

           On or about August 3, 1999, in connection with an agreement with a third party who was a potential merger candidate, the Company made unsecured loans to the third party totaling $170,000, which accrued interest at the rate of 10% per annum. The merger negotiations between the Company and the third-party ended without a merger agreement and the third party failed to repay the loans as required by the loan agreements between the parties. On or about November 22, 1999, the Company commenced a lawsuit to recover the $170,000 loaned to the third party. The action was entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc. and was filed in the New York State Supreme Court, New York County and was assigned Index No. 99-605288. The Company entered into a settlement agreement whereby Abtech Industries, Inc. ("Abtech") agreed to pay the Company $170,000, plus interest at a rate of 10% on that sum from August 3, 1999, on or before May 15, 2000. The settlement agreement was secured by a confession of judgment executed by Abtech.

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

           Abtech did not make the final payment of $30,250 on January 1, 2001, in accordance with the August 1st Agreement, as amended, however on January 16, 2001, Abtech did make the final payment of $30,250 for principal and interest plus an additional payment of $200 to cover the interest for the period January 1, 2001 through January 16, 2001. Accordingly, the Company discontinued the lawsuit entitled: MedTech Diagnostics, Inc. v. Abtech Industries, Inc.

Patros Litigation

           On or about May 31, 2001, the Company commenced a lawsuit to enforce a covenant not to compete against a former employee who was terminated by the Company in November 2000. The action was entitled 4net Software, Inc. f/k/a 4networld.com, Inc. v. Andrew Patros and was pending in the New York State Supreme Court, New York County and has been assigned Index No. 01/602729. The action was settled in September 2001, whereby Mr. Patros agreed to be bound by the confidentiality provisions contained in his employment agreement with the Company. In connection with the settlement the Company purchased and then retired 120,000 shares of the Company's restricted common stock held by Mr. Patros in exchange for a cash payment of $17,500.

Threatened Litigation

           On November 19, 2001, the Company received a letter from an attorney on behalf of Gregory Jacobson, a former employee of 4net Software, that asserted that Mr. Jacobson's employment was wrongfully terminated by the Company. The letter indicated that Mr. Jacobson may commence a litigation against the Company for wrongful termination. To date, the Company has not heard anything further from Mr. Jacobson. Mr. Jacobson was terminated for cause on October 2, 2001, for among other things, insubordination, failure to perform and excessive absenteeism. Accordingly, the Company does not believe that Mr. Jacobson's threatened claim has any merit or that it will have a material effect on the Company.

           The Company is not a party to any other material legal proceedings.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

           During the fiscal year ended September 30, 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's common stock, par value $.00001 per share, is traded in the over-the counter market under the symbol "FNSI."

           The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                                  Bid Price
                                                          ---------------------
Fiscal Years                                                Low          High
                                                          --------     --------
      2001:   1st Quarter, through December 31, 2000      $.1562         $.5312
              2nd Quarter, through March 31, 2001         $.1562         $.8125
              3rd Quarter, through June 30, 2001          $.42           $.82
              4th Quarter, through September 30, 2001     $.20           $.70

      2000:   1st Quarter, through December 31, 1999      $.04688        $1.50
              2nd Quarter, through March 31, 2000         $.04688        $14.00
              3rd Quarter, through June 30, 2000          $.50           $6.25
              4th Quarter, through September 30, 2000     $.40625        $.875

           As of February 11, 2002, the reported closing bid and ask prices on the Company's common stock were $.40 and $.67, respectively.

Holders

           As of February 11, 2002, the Company's common stock was held by approximately 60 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.


Dividends

           The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

           The following information relates to sales of unregistered securities by the Company during the fiscal year ended September 30, 2001. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

Preferred Stock Offering

           During the third quarter of the fiscal year ended September 30, 2001, the Board of Directors of the Company designated 550,000 shares of the 5,000,000 shares of preferred stock authorized for issuance, as Series A Convertible Preferred Stock (the "Preferred Shares"). Each Preferred Share earns a cumulative dividend at the rate of eight percent (8%) per year, which will be paid out of assets at the time legally available therefore to holders of the Preferred Shares on a semi-annual basis. In the event assets are not legally available to pay earned dividends to holders of the Preferred Shares, such earned dividends will cumulate and be paid to holders of the Preferred Shares prior to any distribution being paid to any other class of preferred stock or the common stock of the Company. Additionally, each Preferred Share is convertible into five (5) shares of the Company's common stock, $.00001 par value, either: (i) at the option of the holder at any time prior to the fifth anniversary of the date of issuance of the Preferred Shares, at which time the Preferred Shares shall automatically convert into common stock; or (ii) automatically if the Company's common stock, which currently trades on the National Association of Securities Dealer's Over-the-Counter Bulletin Board under the trading symbol "FNSI," closes at or above $1.20 for twenty (20) consecutive trading days and the shares of common stock underlying the Preferred Shares are covered by a currently effective registration statement filed under the Securities Act of 1933. A copy of the Company's Amended Certificate of Designation of Series A Convertible Preferred Stock is attached as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 which is incorporated herein by reference.

           The Company attempted to complete a private offering of the Preferred Shares to raise up to $2,000,000 to, among other things, finance the purchase of the Northeast Acquisitions. Due to, among other things, the termination of the letter of intent with the Northeast Acquisitions, the Company withdrew and terminated the private placement of the Preferred Shares.

           Accordingly, no Preferred Shares have been issued by the Company.

Common Stock Offering

           On September 30, 2001, the Company completed the sale of 820,000 shares of its common stock for $.50 per share in a private transaction with gross proceeds to the Company from the sale of $410,000 (the "Common Stock Offering"). The shares of common stock issued in the Common Stock Offering are restricted shares with registration rights. The shares in the

Common Stock Offering were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D under that act. No general solicitations were made in connection with the Common Stock Offering. In connection with the Common Stock Offering and pursuant to the Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial and 4net Software, the Company paid Catalyst Financial a selling commission equal to 10% of the gross proceeds of the Common Stock Offering and a non-accountable expense allowance of 3% of the gross proceeds from the sale of all Shares sold in the Common Stock Offering. In connection with the Common Stock Offering, 4net Software paid Catalyst Financial a selling commission of $41,000 and a non-accountable expense allowance of $12,300. Additionally, the Company is obligated to issue to Catalyst Financial warrants to purchase 82,000 shares of 4net Software's common stock at a purchase price of $.50 per share (the "Common Stock Placement Agent Warrants"). The Common Stock Placement Agent Warrants are exercisable for a period of five years commencing on September 30, 2001, the closing date of the Common Stock Offering. A copy of the Common Stock Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial LLC and 4net Software, Inc. is attached as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 2001 and is incorporated herein by reference.

           On January 16, 2001, the Company authorized the issuance of 35,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano had a fair market value of $13,125. The shares issued to Mr. Prestiano are restricted shares and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

           On April 9, 2001, the Company authorized the issuance of 11,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano had a fair market value of $5,610. The shares issued to Mr. Prestiano are restricted shares and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

           On August 3, 2001, the Company authorized the issuance of 14,000 shares of common stock to James A. Prestiano, Esq. as consideration for legal services rendered to the Company. The shares issued to Mr. Prestiano had a fair market value of $7,826. The shares issued to Mr. Prestiano are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

           On November 9, 2001, the Company authorized the issuance of 20,000 shares of common stock to Leonard Hagan as consideration for the services he rendered to the Company as a director pursuant to the Company's 2000 Stock Incentive Plan. The shares issued to Leonard Hagan had a fair market value of $5,000. The shares issued to Leonard Hagan are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

           On November 9, 2001, the Company authorized the issuance of 20,000 shares of common stock to Alan Rosenberg as consideration for the services he rendered to the Company as a director pursuant to the Company's 2000 Stock Incentive Plan. The shares issued to Alan Rosenberg had a fair market value of $5,000. The shares issued to Alan Rosenberg are restricted securities and were issued pursuant to Section 4 (2) of the Securities Act of 1933.

Other Securities Transactions

           In September 2001, in connection with the settlement of the litigation with Andrew Patros, the Company acquired 120,000 shares of restricted 4net Software common stock from Andrew Patros for $17,500. The Company delivered the shares acquired from Mr. Patros to the Company's transfer agent for cancellation.

           In connection with the Separation Agreement, dated as of September 21, 2001, between Michael Park and the Company, Michael Park conveyed 150,000 shares of restricted 4net Software common stock to the Company. The Company delivered the shares received from Michael Park to the Company's transfer agent for cancellation.

           In September 2001, the Company cancelled the Professional Consulting Agreement between MDC Group, Inc. and 4net Software. In connection with the termination of the Professional Consulting Agreement, MDC Group, Inc. surrendered its option to purchase 100,000 shares of the Company's common stock at a price of $.50 per share.

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

           4net Software, Inc. (the "Company" or "4net Software") was incorporated in 1986 under the name Medtech Diagnostics, Inc. and ceased all operations in 1991. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other transaction by and between the Company and a viable operating entity.

           In March 2000, the Company adopted a plan of operation to make acquisitions and strategic investments in companies that had developed unique niche software and/or Internet related products and services. Shortly thereafter the Company changed its name to

4networld.com, Inc. The Company's objective was to acquire software and/or Internet solution companies that enabled businesses to streamline key business processes and increase operating efficiency. Following an acquisition the Company planned to develop, manage and operate the acquired business through, among other things, providing management and financial support, as well as assisting the acquired businesses in marketing, sales, and accounting functions.

           On April 28, 2000, the Company acquired all of the issued and outstanding capital stock of DelOtto Systems, Inc., a Pennsylvania corporation ("DelOtto Systems"). DelOtto Systems was engaged in the business of developing Web-based software applications focusing on content management and information exchange and designing business-critical Web sites.

           Following the acquisition of DelOtto Systems, the Company changed the name of DelOtto Systems to 4net Software, Inc. ("4net Software (PA)") and operated it as a wholly owned subsidiary. In December 2000, the Company restructured its wholly owned subsidiary from a Pennsylvania corporation to a Delaware corporation. In connection with the restructuring of 4net Software
(PA), the Company formed a Delaware corporation named 4net Software, Inc. ("4net Software (DE)") as a wholly owned subsidiary and merged 4net Software (PA) with and into 4net Software (DE). Subsequent to the merger, 4net Software (PA) was dissolved.

           Then on February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software (DE), the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Upstream Merger"). In connection with the Upstream Merger the Company changed its name from 4networld.com, Inc. to 4net Software, Inc. The Upstream Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State. A copy of the Certificate of Ownership and Merger is attached to the Company's Form 8-K filed on March 13, 2001, and is incorporated herein by reference. Subsequent to the Upstream Merger, 4net Software (DE) was dissolved. Accordingly, at this time the Company does not have any subsidiaries.

           During the fiscal year ended September 30, 2001, the 4net Software directed its efforts in developing and marketing the Content Management and Web Site Design Business and pursuing its Acquisition Strategy to acquire software and Internet solution companies.

4net Software's Content Management and Web Site Design Business

           During the fiscal year ended September 30, 2001, 4net Software's business operations consisted of providing content management and content syndication software and developing business-critical Web sites to small and mid-size businesses. 4net Software's flagship product, 4netManager(TM) bridges the gap between content creation and content delivery by giving non-technical users the ability to update and maintain their own Web site. This functionality reduces the cost of Web site maintenance, and improves the process of sustaining a dynamic online presence. During the fiscal year ended September 30, 2001, 4net Software marketed its services along with its proprietary technology through joint marketing efforts, existing relationships and customer referrals.

           The Company's business strategy for the Content Management and Web Site Design Business was based upon the belief that the cost and processes of Web site content management can be prohibitive to small and mid-sized businesses even as Web sites become an integral part of a business' operations and success. Many of today's content management systems, regardless of whether they are custom or packaged, require in-house, expensive technical personnel to write proprietary code in order to update and modify a Web site. Thus, it is difficult for a non-technical user to add or change content to its Web sites. To solve this problem, 4net Software has developed proprietary solutions that enable non-technical users to take a more active role in Web site management - all without sacrificing performance and scalability. We believe that 4net Software's proprietary products provide businesses with cost effective and efficient solutions for creating and maintaining a dynamic online presence.

           During the fiscal year ended September 30, 2001, 4net Software has operated primarily as a Web site development company with a proprietary content management application. Over the past year, 4net Software has designed and deployed Web sites for over 100 small businesses. Each Web site developed by the Company is integrated with its content management system, 4netManager(TM). During the fiscal year ended September 30, 2001, 4net Software derived its revenue from the sale of software product licenses, software maintenance and support services and Web site hosting fees.

Competition of 4net Software's Content Management and Web Site Design Business

           The business of 4net Software, providing Web site content management, syndication and Web design services, is highly competitive. 4net Software has encountered intense competition from other entities in its industry, due to among other things a decrease in technology spending. Many of these entities, including large information technology consulting service providers such as major accounting firms; large Internet hosting services such as Verio; global and regional Web development companies such as WorldWeb.net; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. There can be no assurance that 4net Software will have the ability to compete successfully in its industry. 4net Software's financial resources are limited in comparison to many of its competitors and there can be no assurance that such limitations will permit 4net Software to achieve profitability with respect to the Content Management and Web Site Design Business.

4net Software's Acquisition Strategy

           During the fiscal year ended September 30, 2001, the Company's Acquisition Strategy consisted of searching for and evaluating acquisition candidates that have developed proven software or Internet solutions intended to assist the business community.

           In the second quarter of the fiscal year ended September 30, 2001, 4net Software identified for acquisition two software companies located in the Northeast region of the United

States; Target Company 1 and Target Company 2 (collectively referred to as the "Northeast Acquisitions"), that management believed would provide synergies to the Company, further its growth strategy and be accretive to earnings. 4net Software entered into a Letter of Intent in connection with the Northeast Acquisitions. 4net Software's due diligence review of the Northeast Acquisitions revealed, among other things, material decreases in the revenues and earnings of Target Company 1 and Target Company 2 during the months of March, April and May of 2001. Due to the material decreases in the revenues, management terminated the Letter of Intent and attempted to renegotiate the terms of the Northeast Acquisitions. 4net Software was not been able to negotiate an acceptable transaction with Target Company 1 and Target Company 2 and has ceased negotiations concerning the Northeast Acquisitions.

           In the third quarter of the fiscal year ended September 30, 2001, 4net Software entered into a letter of intent to acquire a software company based in Texas (the "Texas Acquisition"). Management believed that the successful completion of the Texas Acquisition would broaden 4net Software's services and products and the geographic areas we serve, expand 4net Software's client base and distribution network and enable the Company to achieve profitability in the fiscal year ending September 30, 2002. 4net Software's due diligence review of the Texas Acquisition revealed, among other things, a significant decrease in the revenues and projected revenues for the Texas Acquisition during the months of July, August and September 2001. In September 2001, 4net Software terminated the letter of intent for the Texas Acquisition and ceased negotiations concerning the Texas Acquisition.

Competition of 4net Software's Acquisition Strategy

           In connection with its acquisition strategy, the Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully with such entities. The Company's financial resources will be limited in comparison to those of many of its competitors. The Company's limited financial resources may compel the Company to select certain less attractive acquisition prospects.

Results of Operations

           During the year ended September 30, 2001 ("Fiscal 2001"), the Company earned revenues of $262,685 from operations, compared to revenues from operations of $85,123 for the year ended September 30, 2000 ("Fiscal 2000"). Additionally, in Fiscal 2001 the Company earned income of $90,000 through the recovery of a loan that had been written off as a bad debt in fiscal year ended September 30, 1999 and other income of $13,118. Accordingly, the Company earned income totaling $365,803 for Fiscal 2001 compared to income of $196,367 earned in Fiscal 2000, an increase of $169,436. This increase is due to the additional revenues derived from the

Content Management and Web Site Design Business.

           During Fiscal 2001, the Company incurred operating expenses of $751,377, an increase of $271,589 over Fiscal 2000 operating expenses of $479,788. The increase was due to payroll expenses associated with the operation of the Content Management and Web Site Design Business and increased professional expenses and general and administrative expenses associated with the Company's Acquisition Strategy.

           For Fiscal 2001 the Company incurred a net loss of $1,128,946 compared to a net loss of $292,029 for Fiscal 2000, an increase of $836,917. The increase is due primarily to the Company's writing off of the goodwill from the acquisition of DelOtto Systems, Inc. and an increase in expenses incurred by the Company as a result of the operation of the Content Management and Web Site Design Business and increased professional expenses and general and administrative expenses associated with the Company's Acquisition Strategy.

Liquidity and Capital Resources

           During Fiscal 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year, cash generated from interest income during the year, and the proceeds of a private placement of the Company's securities in the summer of 2001. As of September 30, 2001, the Company had working capital of $253,476. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to grow the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Subsequent Events

           Subsequent to September 30, 2001, due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided to reevaluate its strategy with respect to the Content Management and Web Site Design Business. The Company has determined to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system. The Company has also ceased its efforts to develop an enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry.

           The termination of the letters of intent for the Northeast Acquisitions and the Texas Acquisition as well as the recent downturn in the technology sector has caused the Company to broaden the scope of businesses it evaluates for acquisition in connection with its Acquisition Strategy. The Company has determined to expand the scope of prospective target companies it evaluates for acquisition, beyond the technology sector. The Company is now pursuing an acquisition strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues and net earnings in markets that provide room for growth. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markers, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Current Operations of 4net Software

           The Company is currently engaged in managing the Content Management and Web Site Design Business by servicing its existing clients and accepting new clients only through referrals and other unsolicited contacts. The Company is not currently engaged in any material marketing or sales efforts for its Content Management and Web Site Design Business. 4net Software has never profited from the Content Management and Web Site Design Business and there can be no assurance that the Company will ever profit from the Content Management and Web Site Design Business.

           As part of the Company's plan of operations, 4net Software is currently engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues and net earnings. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired
(1) is an established business with viable services or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

           Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability.

           Management believes that the future of the Company is dependent upon the Company completing an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to compete an acquisition, merger or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company will need to raise additional funds through equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.

ITEM 7.    FINANCIAL STATEMENTS.

           The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           As previously disclosed in the Company's Form 8-K, dated December 4, 2001, the Company dismissed Kaufman, Rossin & Co. as its independent accountants and engaged Wheeler Wasoff, P.C. as its new independent accountants, effective on December 4, 2001. As noted in the Form 8-K, dated December 4, 2001, there were no disagreements or disputes between the Company and its accountants concerning accounting methods or procedures and/or financial disclosure. The Company's Form 8-K, dated December 4, 2001 is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2001. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            36            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                49            Director
Alan Rosenberg               32            Director
Robert Park                  32            Director*, Vice President**

----------
   * Robert Park resigned as a director of the Company on June 14, 2001,. ** Robert Park resigned as the Vice President of the Company, effective
      November 30, 2000.

           Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of Bio-Medical Automation, Inc., a publicly traded corporation. Additionally, Mr. Bronson has been a member of NIBA since 1991 and served as a board member from 1993 to 1996.

           Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Magna Securities Corp., Mallory Capital Group, LLC, Institutional Edge, LLC and Danske Securities (US), Inc. Mr. Hagan is also a director of Bio-Medical Automation, Inc., a publicly traded corporation.

           Alan Rosenberg has served as a director of the Company since March 17, 2000. Mr. Rosenberg currently serves as the Managing Director for E-procurement and recruitment in the Department of Information Technology and Telecommunications for the City of New York. He is responsible for developing and planning citywide E-procurement and E-government initiatives. Previously, Mr. Rosenberg had served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. As Deputy Director, Mr. Rosenberg oversaw the day-to-day operations as well as the implementation of various technology projects. For the period 1994 through 1998, Mr. Rosenberg served as Director of Procurement for the City of New York, Office of the Mayor where he managed and administered $2.8 billion of contracts. Prior to that position, he assisted the City of New York's Deputy Mayor for Economic Development. Mr. Rosenberg received his Bachelors of Arts from Ohio State University.

           Robert F. Park served as a director of the Company from August 11, 2000 through June 14, 2001. On August 1, 2000, Mr. Park became a Vice-President of the Company. Mr. Park resigned from his position as Vice President of the Company effective November 30, 2000. Mr. Park resigned from his position as a director of the Company effective June 14, 2001. In May 1999, Mr. Park graduated from Temple University School of Law. In May 1991, Mr. Park received his Bachelors of Arts degree in Economics from State University of New York at Oswego. Prior to joining 4networld, from 1998 to 2000 Mr. Park was employed with Arthur Andersen LLP as a State and Local Tax Consultant.

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

Committees of the Board of Directors

           During Fiscal 2001, the Board of Directors took action 10 times at 9 meetings and 1 unanimous board consent. The Board of Directors has a standing Audit Committee. During fiscal 2001, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

           The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2001, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require.

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

           To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

           The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                                             Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2001          $55,000          0             0                0
           CEO and President(3)         2000          $12,000          0       300,000                0
                                        1999                0          0             0                0

Robert Park                             2001          $12,418          0             0                0
           Vice-President(4)            2000          $25,385          0        10,000                0
                                        1999                0          0             0                0

Gregory Jacobson                        2001          $10,833          0             0                0
           Vice-President(5)

-------------------
(1) This table contains the actual salary that was paid to the executive for the relevant fiscal year.

(2) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We do not award stock appreciation rights or long term incentive plan pay-outs.

(3) Effective January 31, 2001 Steven N. Bronson agreed to waive his salary of $10,000 per month, as provided for in the Employment Agreement, dated as of August 1, 2000 by and between the Company and Steven N. Bronson. All other terms and conditions of the August 1, 2000 Employment Agreement remained in full force and effect, accordingly, Mr. Bronson continued to be eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, each at the discretion of the Board of Directors. On July 1, 2001, the Company entered into a new employment agreement with Steven N. Bronson, replacing Mr. Bronson's Employment Agreement, dated as of August 1, 2000. Pursuant to the July 1, 2001 Employment Agreement, Mr. Bronson is entitled to receive a salary of $60,000 per annum, payable in equal monthly installments of $5,000. Additionally, the July 1, 2001 Employment Agreement provides that Mr. Bronson is eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, at the discretion of the Board of Directors. During the fiscal year ended September 30, 2001, Mr. Bronson was not paid any bonus compensation or granted any stock options by the Company. A copy of the Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson is attached as an exhibit to the Company's Form 10- QSB for the quarter ended June 30, 2001 and is incorporated herein by reference. Pursuant to a management consulting agreement between the Company and Catalyst Financial LLC, an entity owned and controlled by Mr. Bronson, which was in effect between February 1, 2001 and June 30,

2001, the Company paid Catalyst Financial LLC a total fee of $50,000. See Certain Relationships and Related Transactions, below.

(4) Robert Park resigned from his position as Vice President of the Company effective November 30, 2000, and ceased to receive a salary from the Company on November 30, 2000.

(5) Gregory Jacobson was employed by the Company, pursuant to an employment agreement dated July 23, 2001. On October 2, 2001, Mr. Jacobson was terminated for cause for, among other things, insubordination, failure to perform and excessive absenteeism. Accordingly, Mr. Jacobson ceased to receive a salary on October 2, 2001.

Options Granted to Employees in Fiscal 2001

           No stock options were granted to employees during fiscal year ended September 30, 2001.

Aggregate Option Exercises in Fiscal 2001 and Fiscal Year End Option Values

           The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2001, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                        Number                          Number of Securities             Value of Unexercised
                        Of Shares                       Underlying Unexercised           In-the-Money Options
Name/                   Acquired           Value        Options at Fiscal Year End       at Fiscal Year End
Position                On Exercise        Realized     Exercised/Unexercised            Exercised/Unexercised
------------------      -----------        --------     --------------------------       ---------------------
Steven N. Bronson
    Chairman, CEO
     and President              0               0                 300,000                                $0
Alan Rosenberg
     Director                   0               0                  20,000                                $0
Leonard Hagan
      Director                  0               0                  20,000                                $0

(1) Calculated on the basis of $.23 per share, the closing price of the common stock on the over-the- counter market on September 30, 2001, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

           The following options issued to employees during the fiscal year ended September 30, 2000, expired as unexercised:

                                Number        Exercise          Date of
           Employee           of Options       Price           Expiration
           --------           ----------       -----           ----------
           Andrew Patros        10,000          $.5625     February 20, 2001
           Robert Park          10,000          $.5625     September 14, 2001
           Michael Park         10,000          $.5625     December 21, 2001
           Justin Model          2,500          $2.26      August 11, 2000

Compensation of Directors

           In the fiscal year ended September 30, 2001, the Company paid no cash compensation to the outside directors of the Company for their services as directors of 4net Software. On November 9, 2001, the Company issued to Alan Rosenberg and Leonard Hagan 20,000 shares of 4net Software restricted common stock under the 2000 Stock Incentive Plan in consideration for their services as directors of the Company.

Employment Contracts

           On July 1, 2001, the Company entered into an Employment Agreement with Steven N. Bronson and on July 23, 2001 the Company entered into an Employment Agreement with Gregory Jacobson. The terms of such Employment Agreements include the following:

Name                     Title                       Salary/Year       Term
----                     -----                       -----------       -----
Steven N. Bronson (1)    CEO & President             $60,000           1 year
Gregory Jacobson (2)     Vice-President of
                         Sales and Marketing         $65,000           2 years
------------
           (1) Mr. Bronson shall be entitled to earn and receive bonus compensation provided certain performance goals are achieved by the Company. Such bonuses shall be granted based upon terms and conditions determined by the Board of Directors of the Company. Mr. Bronson shall also be entitled to participate in the 2000 Stock Incentive Plan pursuant to the terms and conditions of that plan. Mr. Bronson was not awarded or paid a performance bonus during fiscal year 2001.

           (2) Mr. Jacobson employment with the Company was terminated by the Company for cause effective October 2, 2001.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth as of February 4, 2002, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------
Steven N. Bronson       Chairman, CEO           5,742,300(2)          64%
                        and President
Alan Rosenberg          Director                   40,000(4)            *
Leonard Hagan           Director                   40,000(5)            *

All directors and executive officers            5,782,300           64.2%
as a group (5 persons)
-----------------------------
* Owns less than 1%

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           On February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease for the Company's principal offices with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company occupies fifty percent of the office space at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, receives certain administrative services and pays rent of $2,000 per month to Catalyst

Operations, Inc. A copy of the Lease is attached as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference.

           Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Prior to February 1, 2001, the Company utilized a portion of the premises occupied by Catalyst Financial at 900 Third Avenue, Suite 201, New York, New York 10022, as its main corporate and administrative offices. The Company did not pay any rent on these offices during the period October 1, 2000 through January 31, 2001. Additionally, the Company did not pay any rent for these offices during the fiscal year ended September 30, 2000. The value of the rent for the use of this office was nominal.

           Effective January 31, 2001 Steven N. Bronson waived his annual salary, provided for in the Employment Agreement, dated as of August 1, 2000 by and between the Company and Steven N. Bronson. All other terms and conditions of that employment agreement remain in full force and effect, accordingly, Mr. Bronson was eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, each at the discretion of the Board of Directors. On July 1, 2001, the Company entered into a new employment agreement with Steven N. Bronson, the President of the Company, replacing Mr. Bronson's Employment Agreement, dated as of August 1, 2000. Pursuant to the July 1, 2001 Employment Agreement, Mr. Bronson is entitled to receive a salary of $60,000 per annum, payable in equal monthly installments of $5,000. Additionally, the July 1, 2001 Employment Agreement provides that Mr. Bronson is eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, at the discretion of the Board of Directors. A copy of the Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson is attached as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 2001 and is incorporated herein by reference.

           On February 1, 2001, the Company entered into a one year management consulting agreement with Catalyst Financial ("Management Consulting Agreement"). Pursuant to the Management Consulting Agreement, Catalyst Financial provided management consulting services, strategic business planning and certain other management advisory services to the Company in exchange for a monthly fee of ten thousand dollars ($10,000). Effective June 30, 2001, the Company and Catalyst Financial mutually agreed to terminate the Management Consulting Agreement. Pursuant to the Management Consulting Agreement Catalyst Financial was paid a total of $50,000 in fees by the Company during the fiscal year ended September 30, 2001. A copy of the Management Consulting Agreement is attached as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2000 and is incorporated herein by reference.

           The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to 4net Software in connection with 4net Software's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising 4net Software concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee based upon the total consideration of the specific transaction, calculated as follows: 5% of the consideration from $1 up to $1,000,000; 4% of the consideration in excess of $1,000,000 and up to

$2,000,000; plus 3% of the consideration in excess of $2,000,000 and up to $3,000,000, plus; 2% of the consideration in excess of $3,000,000 and up to $4,000,000, plus; 1% of the consideration in excess of $5,000,000. The term of the Mergers and Acquisitions Advisory Agreement is three years. A copy of the M&A Advisory Agreement is attached as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference.

           On April 30, 2001, the Company entered into a Placement Agent Agreement with Catalyst Financial, pursuant to which Catalyst Financial agreed to act as the Placement Agent for some or all of the Preferred Stock offered by the Company in a private offering, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder (the "Preferred Offering"). Pursuant to the terms of the Placement Agent Agreement, the Company agreed to pay Catalyst Financial a selling commission equal to 10% of the gross proceeds of the Preferred Offering. The Company has also agreed to pay Catalyst Financial a non-accountable expense allowance of 3% of the gross proceeds from the Preferred Offering. The Company also agreed to issue to Catalyst Financial warrants to purchase an amount of Preferred Shares equal to ten percent (10%) of the total number of Preferred Shares sold in the Preferred Offering at a purchase price of $4.00 per share of Preferred Stock ("Preferred Placement Agent Warrants"). The Preferred Placement Agent Warrants would be exercisable for a period of five years commencing on the date of completion of the Preferred Offering. A copy of the Placement Agent Agreement, dated as of April 30, 2001, between Catalyst Financial LLC and 4net Software, Inc. is attached as an exhibit to the Company's Form 10- QSB for the quarter ended March 31, 2001 and is incorporated herein by reference. The Preferred Offering was terminated and withdrawn by the Company. As such, Catalyst Financial did not receive any compensation from the Company in connection with the Preferred Offering.

           Pursuant to a Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial and 4net Software, Catalyst Financial agreed to act as the Placement Agent for some or all of the Common Stock, $.00001 par value (the "Shares") offered by the Company in a private offering, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder ("Common Stock Offering"). Pursuant to the terms of the July 2, 2001 Placement Agent Agreement, the Company agreed to pay Catalyst Financial a selling commission equal to 10% of the gross proceeds of the Common Stock Offering. The Company also agreed to pay Catalyst Financial a non-accountable expense allowance of 3% of the gross proceeds of the Common Stock Offering. Additionally, the Company agreed to issue to Catalyst Financial warrants to purchase an amount of Shares equal to ten percent (10%) of the total number of Shares sold in the Common Stock Offering at a purchase price of $.50 per share (the "Common Stock Placement Agent Warrants"). The Common Stock Placement Agent Warrants are exercisable for a period of five years commencing on September 30, 2001, the closing date of the Common Stock Offering. A copy of the Placement Agent Agreement, dated as of July 2, 2001, between Catalyst Financial LLC and 4net Software, Inc. is attached as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 2001, and is incorporated herein by reference. In connection with the Common Stock Offering the Company sold 820,000 shares of common stock for gross proceeds of $410,000. Accordingly, Catalyst Financial was paid a selling commission of $41,000, non-accountable expenses of $12,300, and the Company is obligated to issue to Catalyst Financial warrants to purchase 82,000 shares of 4net Software common stock at $.50 per share.

           During the fiscal year ended September 30, 2001, the Company paid Hagan & Burns CPAs P.C. an aggregate amount of $23,625 for accounting and other professional services. Leonard Hagan, a director of the Company, is a fifty percent (50%) owner of Hagan & Burns CPAs P.C.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           a.        Exhibits

           The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

Exhibit
Number     Description of Document
--------   -------------------------------------------
2.1# Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.)

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2#       By-Laws of the Company. (Incorporated by reference to Exhibit
           3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.5# Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

3.6#       Amended Certificate of Designation of the Series A
           Convertible Preferred Stock of 4net Software, Inc.
           (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

10.3#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

10.4#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC.
           (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9# Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC.
           (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.10#@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.11* Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park, which is attached hereto as an exhibit and is incorporated herein by reference.
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract
           b         Reports on Form 8-K.

           On March 13, 2001, the Company filed a current report on Form 8-K, disclosing the upstream merger of 4net Software, Inc., the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Merger"). In connection with the Merger the Company also changed its name to 4net Software, Inc. The Merger and name change became effective on March 2, 2001, when the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State. The Company's Form 8-K, dated March 13, 2001 is incorporated herein by reference.

           On December 4, 2001, the Company filed a current report on Form 8-K, disclosing that the Company dismissed Kaufman, Rossin & Co. as its independent accountants and engaged Wheeler Wasoff, P.C. as its new independent accountants, effective on December 4, 2001. As noted in the Form 8-K, dated December 4, 2001, there were no disagreements or disputes between the Company and its accountants concerning accounting methods or procedures and/or financial disclosure. The Company's Form 8-K, dated December 4, 2001 is incorporated herein by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2002
                                          4net Software, Inc.

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

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       February 13, 2002
of the Board of Directors
February 13, 2002


/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
February 13, 2002

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
-------     -------------------------------------------
10.11       Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park, which is attached hereto as an exhibit and is incorporated herein by reference.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 and 2000

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          Index to Financial Statements







Independent Auditor's Reports                                      F-2 - F-3

Financial Statements

Balance Sheet
     September 30, 2001                                               F-4

Statements of Operations
     Years Ended September 30, 2001 and 2000                          F-5

Statements of Changes in Stockholders' Equity
     Years Ended September 30, 2000 and 2001                          F-6

Statements of Cash Flows
     Years Ended September 30, 2001 and 2000                       F-7 - F-8

Notes to Financial Statements                                     F-9 - F-18

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
4net Software, Inc.
(formerly 4networld.com, Inc.)


We have audited the accompanying balance sheet of 4net Software, Inc. (formerly 4networld.com, Inc.) as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4net Software, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                              Wheeler Wasoff, P.C.

Denver, Colorado
January 31, 2002

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
4net Software, Inc.
(formerly 4networld.com, Inc.)


We have audited the accompanying statements of operations, stockholders' equity and cash flows of 4net Software, Inc. (formerly 4networld.com, Inc.) for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 4net Software, Inc. for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.





                                              KAUFMAN, ROSSIN & CO.

Miami, Florida
November 30, 2000

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS
     Cash                                                                            $   364,779
     Accounts receivable-trade, net of allowance of $3,590                                17,663
     Other receivables                                                                    10,000
                                                                                     -----------

     Total Current Assets                                                                392,442

PROPERTY AND EQUIPMENT, net                                                                6,604

OTHER ASSET                                                                                3,832
                                                                                     -----------

                                                                                     $   402,878
                                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                             $    53,515
   Current maturities of long-term debt                                                   85,451
                                                                                     -----------

     Total Current Liabilities                                                           138,966
                                                                                     -----------



COMMITMENTS AND CONTINGENCIES (Notes 6 and 10 )

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares Series A authorized -550,000 shares; issued and outstanding - none
     Common stock $.00001 par value; authorized-100,000,000 shares                            --
          Issued and outstanding-8,621,018 shares                                             86
     Capital in excess of par value                                                    3,103,262
     Accumulated deficit                                                              (2,839,436)
                                                                                     -----------

                                                                                         263,912
                                                                                     -----------

                                                                                     $   402,878
                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        2001             2000
REVENUES

     Web hosting, licensing and design services     $   262,685      $    85,123
                                                    -----------      -----------

OPERATING EXPENSES
     Cost of services                                    22,504           18,668
    General and administrative                          635,467          417,326
     Depreciation and amortization                       93,406           43,794
                                                    -----------      -----------

                                                        751,377          479,788
                                                    -----------      -----------

(LOSS) FROM OPERATIONS                                 (488,692)        (394,665)
                                                    -----------      -----------

OTHER INCOME  (EXPENSES)
    Bad debt recovery                                    90,000           80,000
     Interest expense                                    (7,626)          (8,608)
     Write-off of goodwill                             (703,178)              --
     Disposition of property and equipment              (32,568)              --
    Other income                                         13,118           31,244
                                                    -----------      -----------

                                                       (640,254)         102,636
                                                    -----------      -----------

NET (LOSS)                                          $(1,128,946)     $  (292,029)
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                         8,224,216        6,274,254
                                                    ===========      ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                               $      (.14)     $      (.05)
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                                         Common Stock           Preferred Stock         Capital in
                                                                                                        Excess of      Accumulated
                                                     Shares         Amount     Shares       Amount      Par Value        Deficit
Balance, October 1, 1999                            5,628,018         $ 56          -        $   -      $ 1,439,503   $ (1,418,461)
Issuance of common stock in connection with
   acquisition of subsidiary                          300,000            3          -            -          743,095              -
Issuance of common stock for professional services     83,000            1          -            -           30,562              -
Issuance of common stock options for
   professional services                                    -            -          -            -           20,350              -
Issuance of common stock                            2,000,000           20          -            -          499,980              -
Net (loss)                                                  -            -          -            -                -       (292,029)
                                                   ----------     --------   --------     --------      -----------    -----------

Balance, September 30, 2000                         8,011,018           80          -            -        2,733,490     (1,710,490)

Sale of common stock for cash                         820,000            8          -            -          409,992              -
Issuance of warrants for offering costs                     -            -          -            -            8,568              -
Costs of offering                                           -            -          -            -          (76,696)             -
Issuance of common stock for
     professional services                             60,000            1          -            -           26,560              -
Repurchase of common stock for
     cash                                            (120,000)          (1)         -            -          (17,499)             -
Return of common stock for
     cancellation                                    (150,000)          (2)         -            -                2              -
Issuance of common stock options
     for professional services                              -            -          -            -           18,845              -
Net (loss)                                                  -            -          -            -                -     (1,128,946)
                                                   ----------     --------   --------     --------      -----------    -----------

Balance, September 30, 2001                         8,621,018         $ 86          -        $   -      $ 3,103,262   $ (2,839,436)
                                                   ==========     ========   ========     ========      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                            2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                          $(1,128,946)     $  (292,029)
    Adjustments to reconcile net (loss) to net cash used in
       operating activities
       Depreciation and amortization                                         93,406           43,794
       Provision for bad debts                                                   --            3,530
       Common stock issued for professional services                         26,561           30,563
       Common stock options issued for professional services                 18,845           20,350
          Write-off of goodwill                                             703,178               --
          Disposition of property & equipment                                32,568               --
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                    (12,450)            (664)
       (Decrease)/increase in accounts payable and accrued expenses         (57,612)          75,183

          (Increase) in other assets                                         (3,832)              --
                                                                        -----------      -----------

Net cash (used) in operating activities                                    (328,282)        (119,273)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for equipment                                                  (3,301)          (7,418)
    Proceeds from loan receivable                                                --            1,000
    Cash consideration paid for business acquired                                --          (20,000)
    Cash balance of business acquired                                            --           11,877
                                                                        -----------      -----------

Net cash (used) in investing activities                                      (3,301)         (14,541)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                    (21,916)         (19,957)
    Proceeds from issuance of common stock                                  410,000          500,000
     Cash paid for offering costs                                           (68,128)              --

     Cash paid for repurchase of common stock                               (17,500)              --
                                                                        -----------      -----------

Net cash provided by financing activities                                   302,456          480,043
                                                                        -----------      -----------

NET (DECREASE) INCREASE IN CASH                                             (29,127)         346,229

CASH - BEGINNING OF YEAR                                                    393,906           47,677
                                                                        -----------      -----------

CASH - END OF YEAR                                                      $   364,779      $   393,906
                                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                      STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended September 30, 2001 and 2000, the Company paid cash for interest on debt of $7,355 and $3,988, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the year ended September 30, 2001 the Company:

             Issued common stock for professional services                        $     26,561
             Granted common stock options for consulting services                       18,845
             Issued common stock warrants for offering costs                             8,568
             Retired 150,000 shares of common stock                                          -


            During the year ended September 30, 2000 the Company:

             Issued common stock in connection with acquisition of a business     $    743,098
            Assumed liabilities in excess of fair value of identifiable assets
                  received in connection with acquisition of a business                 68,779
            Recorded goodwill in connection with acquisition of a business             820,000



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         4net Software, Inc. (formerly 4networld.com, Inc.) (the Company) was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the Subsidiary) into 4networld.com, Inc. and changed the name of the Company to 4net Software, Inc. The financial statements as of September 30, 2001 and for the year then ended include the combined operations of the Company and its previously wholly owned subsidiary.

         The financial statements for the year ended September 30, 2000 include the accounts of 4networld.com, Inc., formerly known as MedTech Diagnostics, Inc., for the entire year and 4net Software, Inc., formerly known as Delotto Systems, Inc., (the Subsidiary) for the period from April 28, 2000 (acquisition date) through September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS ACTIVITY

         During the years ended September 30, 2001 and 2000, the Company was engaged in the business of providing software, internet consulting and web design and maintenance services for the business-to-business market and was a provider of content management and content syndication software. The Company was also actively engaged in searching for and evaluating software and Internet solution companies, which had proven technology and reported revenues and earnings as candidates for acquisition. The Company's customers are located primarily in the United States.

         Subsequent to the year ended September 30, 2001, the Company determined to cease further development and marketing of its content management and web site design business. The Company is not currently engaged in any marketing or sales efforts for the content management and web site design business. The Company is continuing to service its existing clients and is accepting new clients only through referrals and other unsolicited contacts.

         The Company's current business plan is focused on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases shareholder value.

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

         Depreciation and amortization of property and equipment is computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives is as follows:

         Computer and office equipment                             3 - 5 years
         Furniture and fixtures                                        7 years
         Leasehold improvements                       3 years or life of lease

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION

         The Company recognizes revenues as work is performed on a contract by contract basis, adjusted for any anticipated losses in the period in which any such losses are identified. To date, the Company has not experienced any material losses.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use. If assets are determined to be impaired, then the asset is written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures (quoted market prices or third-party offers).

         INCOME TAXES

         The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Convertible equity instruments, such as stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts.

         NEW TECHNICAL PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discounted

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         operations. Therefore, discounted operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and current maturity of long-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

         COMPREHENSIVE INCOME

         There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income.

         RECLASSIFICATION

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2001 consists of the following:

         Computer and office equipment                           $  5,203
         Software                                                   4,369
                                                                 --------
                                                                    9,572

         Less accumulated depreciation                             (2,968)
                                                                 --------

                                                                 $  6,604
                                                                 ========

         Depreciation expense for the years ended September 31, 2001 and 2000 was $11,406 and $8,972, respectively.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 2001:

         6.25% promissory note to bank due November 2004; collateralized by equipment, accounts receivable and general intangibles;
                  guaranteed by certain shareholders                            $34,242

         8.75% promissory note to bank due November 2004; collateralized by
                  equipment; guaranteed by certain shareholders                  51,209
                                                                                -------

                                                                                 85,451
         Less current maturities                                                 85,451
                                                                                -------

         Long-term debt                                                         $     -
                                                                                =======

         Long-term debt has been reclassified to current liabilities as the promissory notes were paid off subsequent to September 30, 2001.

NOTE 4 - STOCKHOLDERS' EQUITY

         During the year ended September 30, 2001, the Company issued shares of its common stock as follows:

          o 820,000 shares for cash consideration of $410,000 ($.50 per share). Costs of the offering were $76,696, including warrants valued at $8,568.
          o 60,000 shares for professional services, valued at $26,561 based on the trading price of the Company's common stock as of the date of issuance ($.38 to $.56 per share).

         During 2001, the Company entered into settlement agreements with two former employees. Under the first agreement, the Company repurchased 120,000 shares of its common stock for $17,500. Under the second agreement, the Company retired 150,000 shares of its common stock.

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

         WARRANTS

         In 2001, the Company agreed to issue warrants to a related party to purchase 82,000 shares of common stock at an exercise price of $.50 per share through September 30, 2006, as a partial consideration for offering costs in conjunction with the private placement of common stock. The warrants were valued at $8,568, using the Black-Scholes option pricing model. At September 30, 2001, the remaining contractual life of the warrants was 5 years.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTION PLAN

         In March 2000, the Company established a Stock Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of the Company may be granted options to purchase shares of the Company's common stock at a price to be determined by the Board of Directors, or a committee to be formed by the Board of Directors, which can not be less than sixty-five percent of the common stock fair value at the date of grant. In addition, the Stock Incentive Plan also authorizes the Company to issue restrictive stock awards and stock bonuses. The Stock Incentive Plan authorizes the issuance of up to 1,100,000 shares of the Company's common stock.

         The status of outstanding options granted pursuant to the plan is as follows:

                                                         Number of      Weighted Avg.       Weighted Avg.
                                                           Shares      Exercise Price         Fair Value
         Options Outstanding- October 1, 1999                    -             -                   -
         Granted                                           402,500         $ .67               $ .42
                                                         ---------

         Options Outstanding- September 30, 2000           402,500         $ .67               $ .42
         (402,500 exercisable)
         Granted                                           100,000         $ .50               $ .19
         Forfeited                                        (132,500)        $ .58                   -
                                                         ---------

         Options Outstanding- September 30, 2001           370,000         $ .66               $ .42
         (370,000 exercisable)                           =========

         The calculated value of stock options granted under the plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                                            2001         2000

                  Expected option life-years                3            5-10
                  Risk-free interest rate                   5.75%        6%
                  Dividend yield                            0            0
                  Volatility                                69%          80%

         At September 30, 2001, the number of options exercisable was 370,000, the weighted average exercise price of these options was $.66, the weighted average contractual life of the options was 5.27 years and the exercise price was $.56 to $2.26 per share.

         During the year ended September 30, 2001, 100,000 options granted to consultants were valued at $18,845 and charged to operations. These options were forfeited upon termination of the consulting agreement.

         Had employee compensation cost been determined on the basis of fair value pursuant to SFAS 123, the consolidated net loss and net loss per share for the year ended September 30, 2000 would have been $440,829 and $0.07, respectively.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTION PLAN (Continued)

         The expiration dates and exercise prices of stock options which were outstanding at September 30, 2001, were as follows:

                      Expiration          Number of           Exercise
                         Date              Options              Price

                    June 7, 2005             30,000           $   0.81
                    June 29, 2005           300,000           $   0.55
                    August 27, 2005          20,000           $   0.56
                    May 10, 2010             20,000           $   2.26

NOTE 6 - RELATED PARTY TRANSACTIONS

         In February 2001, the Company entered into a sub-lease agreement for office facilities with Catalyst Operations, Inc. (the "Landlord"), an entity wholly owned by the President of the Company. Minimum payments due under this lease are as follows:

                    Year Ending September 30,
                            2002                             $ 24,000
                            2003                               24,000
                            2004                                8,000

         Rent expense for the year ended September 30, 2001 was $24,300, including $16,050 incurred under the sub-lease agreement with the Landlord.

         During the years ended September 30, 2001 and 2000, the Company sub-leased office space on a month-to-month basis from certain shareholders of the Company who in turn leased the space from an unrelated third party. Total rent expense related to this lease amounted to approximately $8,250 and $3,600 for the years ended September 30, 2001 and 2000, respectively.

         During the year ended September 30, 2001, the Company had employment agreements with the President and a consulting agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under these agreements, Catalyst was paid $50,000, and the President earned $55,000, of which $10,000 is included in accrued expenses at September 30, 2001. At September 30, 2001, the only active agreement is an employment agreement with the President, which expires on June 30, 2002. Under this agreement, the President is due an annual base salary of $60,000, payable monthly.

         During 2001, Catalyst was paid $53,300 for commissions and expenses on the Company's sale of common stock and was granted warrants to purchase 82,000 shares of common stock. The warrants were valued at $8,568.

         In March 2001, the Company entered into a Merger and Acquisition Advisory Agreement with Catalyst. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger. As of September 30, 2001, no merger had been completed under the agreement.

         During the year ended September 30, 2001, the Company paid $23,625 for professional services rendered by a entity controlled by a Director of the Company.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

         In September 2001, the Company entered into a Separation Agreement with a former employee of the Company. Under the terms of a the Separation Agreement, the individual returned to the company 150,000 shares of common stock owned by him; was granted a license to use certain of the Company's proprietary software; assumed ownership of certain office and computer equipment owned by the Company and assumed the remaining obligation under an office lease the Company had entered into.

         In November 2001, the Company issued 20,000 shares of its common stock to each of two Directors of the Company.

NOTE 7 - SIGNIFICANT TRANSACTIONS AND EVENTS

         BUSINESS ACQUISITION

         Effective April 28, 2000, the Company acquired all of the issued and outstanding common stock of the Subsidiary. In connection therewith, the Company incurred approximately $20,000 in expenses and issued 300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations of the Subsidiary beginning April 29, 2000 are included in the Company's statement of operations for the year ended September 30, 2000. As a result of this acquisition, $820,000 was allocated to goodwill, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of this business in the communities it serves, the collective experience of the management and other employees. Goodwill is being amortized over 10 years on a straight line basis.

         Unaudited pro forma results of operations, assuming the acquisition of the Subsidiary occurred as of the beginning of the fiscal year ended September 30, 2000, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions, were as follows:

                                                          September 30, 2000
                                                             (Unaudited)

                  Revenues                                     $  159,976
                  Net loss                                     $ (398,308)
                  Loss per share                               $   (0.06)

         The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such period.

         Amortization of goodwill was $82,000 and $34,822 for the years ended September 30, 2001 and 2000, respectively.

         Subsequent to September 30, 2001, management determined to cease it efforts in regard to the business underlying the acquisition. Accordingly, as of September 30, 2001, the Company charged to operations $703,178 of unamortized goodwill.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SIGNIFICANT TRANSACTIONS AND EVENTS (Continued)

         ABTECH INDUSTRIES, INC. SETTLEMENT

         During the year ended September 30, 1999, the Company made two advances, evidenced by a loan receivable, totaling $170,000 to Abtech Industries, Inc. ("Abtech"), and intended merger target. The merger agreement was cancelled and Abtech defaulted under the loan agreement. Due to the Company's inability to estimate the amount ultimately recoverable from Abtech, the Company reduced the carrying value of the receivable to $1,000 as of September 30,1999.

         Pursuant to a final agreement in September 2000, the Company and Abtech agreed to a full settlement aggregating $170,000. As of September 30, 2001, the Company had received $170,000 in principal payments, $19,450 in interest payments and $15,000 in fees to extend payment dates. Accordingly, the lawsuit with Abtech has been discontinued.

NOTE 8 - INCOME TAXES

         At September 30, 2001, the Company had a net operating loss carryforward of approximately $1,700,000 that may be offset against future taxable income through 2021. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $343,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $51,000 is attributable to 2001.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of accrued salaries and wages, amortization and goodwill.

         There is no current or deferred tax expense for the year ended September 30, 2001.

NOTE 9 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         As of September 30, 2001, the Company had one operating segment, website hosting, licensing and design.

                               4NET SOFTWARE, INC.
                         (formerly 4networld.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SEGMENT REPORTING (Continued)

         Revenue from individual unaffiliated customers in excess of 10% of net sales for year ended September 30, 2001 and 2000 were as follows:


                                          Amount               % of Sales
                  2001
               Customer A               $  80,855                   31%
               Customer B               $  30,177                   11%

                  2000
               Customer C               $  19,788                   23%
               Customer D               $  22,400                   26%


NOTE 10 - LEGAL PROCEEDINGS

         In November 2001, the Company was notified that a former employee may commence a litigation against the Company for wrongful termination. Management does not believe that this potential claim has any merit and that, if filed, does not believe that the claim will have a material effect on the Company.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited financial data for each quarter for the year ended September 30, 2001:

                                                                         Three Months Ended
                                                     12/31/00          3/31/01          6/30/01          9/30/01
         Revenues                                  $    80,564      $    67,574      $    74,483      $    40,064

         Operating expenses                            201,774          160,025          179,168          210,410
                                                   -----------      -----------      -----------      -----------
         Loss from operations                         (121,210)         (92,451)        (104,685)        (170,346)
         Other income (expense)                         68,702           31,736             (765)          (4,181)
         Write off of goodwill                              --               --               --         (703,178)
         Disposition of property and equipment              --               --               --          (32,568)
                                                   -----------      -----------      -----------      -----------

         Net (Loss)                                $   (52,508)     $   (60,715)     $  (105,450)     $  (910,273)
                                                   ===========      ===========      ===========      ===========
         Weighted average number
              of shares outstanding                  8,011,018        8,031,852        8,046,018        8,756,518
                                                   ===========      ===========      ===========      ===========

         (Loss) per common share
             basic and diluted                     $      (.01)     $      (.01)     $      (.01)     $      (.10)
                                                   ===========      ===========      ===========      ===========