Form 10QSB
period 2001-12-31
4NETWORLD COM INC
filed 2002-02-19
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2001

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

                                 (203) 825-5427
               --------------------------------------------------
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

As of February 15, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations..................................................  4

Statements of Cash Flows .................................................  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  8

PART II - OTHER INFORMATION............................................... 11

Item 1.  Legal Proceedings................................................ 11

Item 2.  Changes in Securities............................................ 12

Item 5.  Other Information................................................ 12

Item 6.  Exhibits & Reports on Form 8-K................................... 12

SIGNATURES................................................................ 14

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                                    December 31,
                                                                                       2001         September 30,
                                                                                    (Unaudited)         2001
                                                             ASSETS

CURRENT ASSETS
     Cash                                                                           $   247,518     $   364,779
     Accounts receivable-trade - net                                                      8,123          17,663
     Other receivables                                                                       --          10,000
                                                                                    -----------     -----------

     Total Current Assets                                                               255,641         392,442

PROPERTY AND EQUIPMENT - net                                                              6,125           6,604

OTHER ASSET                                                                               3,832           3,832
                                                                                    -----------     -----------

                                                                                    $   265,598     $   402,878
                                                                                    ===========     ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                            $    36,125     $    53,515
   Current maturities of long-term debt                                                      --          85,451
                                                                                    -----------     -----------

   Total Current Liabilities                                                             36,125         138,966
                                                                                    -----------     -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized -550,000 shares; issued and outstanding - none                 --              --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,621,018 shares (September 30, 2001) and
          8,661,018 shares (December 31, 2001)                                               87              86
     Capital in excess of par value                                                   3,113,262       3,103,262
     Accumulated deficit                                                             (2,883,876)     (2,839,436)
                                                                                    -----------     -----------

                                                                                        229,473         263,912
                                                                                    -----------     -----------

                                                                                    $   265,598     $   402,878
                                                                                    ===========     ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                       2001            2000
REVENUES
     Web hosting, licensing and design services    $    27,516     $    80,564
                                                   -----------     -----------

OPERATING EXPENSES
    Cost of services                                     5,210           5,504
    General and administrative                          65,893         170,375
    Depreciation and amortization                          479          23,724
                                                   -----------     -----------

                                                        71,582        (199,603)
                                                   -----------     -----------

(LOSS) FROM OPERATIONS                                 (44,066)       (119,039)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
    Bad debt recovery                                       --          67,000
    Interest expense                                    (1,378)         (2,171)
    Other income                                         1,004           1,702
                                                   -----------     -----------

                                                          (374)         66,531
                                                   -----------     -----------

NET (LOSS)                                         $   (44,440)    $   (52,508)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING-Basic and diluted                   8,643,685       8,011,018
                                                   ===========     ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                              $      (.01)    $      (.01)
                                                   ===========     ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)


                                                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                      $ (44,440)    $ (52,508)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                      479        23,724
       Common stock issued for professional services                                   10,000            --
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                       9,540       (30,508)
       (Decrease) in accounts payable and accrued expenses                            (17,389)      (39,871)
       Decrease in other receivables                                                   10,000            --
                                                                                    ---------     ---------

Net cash (used) in operating activities                                               (31,810)      (99,163)
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for equipment                                                                --        (1,642)
                                                                                    ---------     ---------

Net cash (used) in investing activities                                                    --        (1,642)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                              (85,451)       (5,515)
                                                                                    ---------     ---------

Net cash (used) by financing activities                                               (85,451)       (5,515)
                                                                                    ---------     ---------

NET (DECREASE) IN CASH                                                               (117,261)     (106,320)

CASH - BEGINNING OF PERIOD                                                            364,779       393,906
                                                                                    ---------     ---------

CASH - END OF PERIOD                                                                $ 247,518     $ 287,586
                                                                                    =========     =========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the operating results for the entire year.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2001.

         The Company was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the Subsidiary) into 4networld.com, Inc. and changed the name of the Company to 4net Software, Inc. The financial statements as of December 31, 2001 and for the quarter then ended include the combined operations of the Company and its previously wholly owned subsidiary.

         The financial statements for the quarter ended December 31, 2000, include the consolidated accounts of 4networld.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2001, there were no cash equivalents.

         INCOME TAXES - We have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)


NOTE 2 - COMMON STOCK

         In November 2001, the Company issued 20,000 shares of its common stock to each of two Directors of the Company. The total value of this stock is $10,000 based on the trading price of the Company's common stock as of the date of issuance.

Item 2. Management's Discussion and Analysis and Plan Of Operations

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001, which is incorporated herein by reference.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Background
----------

           The Company was incorporated in 1986 under the name Medtech Diagnostics, Inc. and ceased all operations in 1991. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other transaction by and between the Company and a viable operating entity.

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

           During the fiscal year ended September 30, 2001, 4net Software was engaged in the business of providing content management and content syndication software and designing business-critical Web sites (the "Content Management and Web Site Design Business"). During the fiscal year ended September 30, 2001, the Company attempted to license its proprietary software, namely 4netManager(TM) and to provide Web site development services to small and middle sized companies.

           Due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided, during the quarter ended December 31, 2001, to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system, 4netManager(TM). The Company has also ceased its efforts to develop an enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry.

           During the fiscal year ended September 30, 2001, the Company's Acquisition Strategy consisted of searching for and evaluating acquisition candidates that have developed proven software or Internet solutions intended to assist the business community. During the quarter ended December 31, 2001, 4net Software modified its Acquisition Strategy, such that 4net Software is now seeking to acquire undervalued businesses in any industry with a history of operating revenues and net earnings in markets that provide room for growth and/or expansion. The Company utilizes the following criteria to evaluate prospective acquisition targets, including whether the business to be acquired
(1) is an established business with viable services or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Results Of Operations

        For the three month periods ended December 31, 2001 and 2000, the Company had revenue of $27,516 and $80,564, respectively. The decrease in revenue for the three month period ended December 31, 2001 is attributable to the Company's decision to limit its marketing efforts in connection with the Content Management and Web Site Design Business, which caused a drop in sales of software licenses and Web site design services.

        Operating expenses for the three month periods ended December 31, 2001 and 2000 were $71,582 and $199,603, respectively. The decrease in operating expenses for the three months ended December 31, 2001 was due primarily to a decrease in general and administrative expenses for the three months ended December 31, 2001 in the amount of $104,482 as compared to the same period last year. The decrease in general and administrative expenses was due to the decline in employee wages and marketing expenses associated with the Content Management and Web Site Design Business.

         For the three month periods ended December 31, 2001 and 2000, the Company had operating losses of $44,066 and $119,039, respectively. The losses incurred by the Company in the three month period ended December 31, 2001 were due primarily to the Company's inability to generate sufficient revenues from the Content Management and Web Site Design Business to cover expenses as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

Liquidity And Capital Resources

        During the three month period ended December 31, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of December 31, 2001, the Company had cash on hand in the amount of $247,518. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its new business strategy.

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

           Management believes that the future of the Company is dependent upon the Company completing an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to compete an acquisition, merger or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company will need to raise additional funds through equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete an equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended December 31, 2001, the Company was not a party to any material legal proceedings.

     However, on November 19, 2001, the Company received a letter from an attorney on behalf of Gregory Jacobson, a former employee of 4net Software, that asserted that Mr. Jacobson's employment was wrongfully terminated by the Company. The letter indicated that Mr. Jacobson may commence a litigation against the Company for wrongful termination. To date, the Company has not heard anything further from Mr. Jacobson. Mr. Jacobson was terminated for cause on October 2, 2001, for among other things, insubordination, failure to perform and excessive absenteeism. Accordingly, the Company does not believe that Mr. Jacobson's threatened claim has any merit or that it will have a material effect on the Company.

Item 2. Changes in Securities

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

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9# Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.10#@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.11# Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park, which is attached hereto as an exhibit and is incorporated herein by reference.
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


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


February 19, 2002


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