Form 10QSB
period 2002-03-31
4NETWORLD COM INC
filed 2002-05-20
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

As of May 17, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations..................................................  4

Statements of Cash Flows (three-months ended March 31, 2002)..............  5

Statements of Cash Flows (six-months ended March 31, 2002)................  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  8

PART II - OTHER INFORMATION............................................... 11

Item 1.  Legal Proceedings................................................ 11

Item 2.  Changes in Securities............................................ 11

Item 6.  Exhibits & Reports on Form 8-K................................... 12

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                                      March 31,      September 30,
                                                                                        2002             2001
                                                                                     (Unaudited)
                                              ASSETS

CURRENT ASSETS
     Cash                                                                            $   227,580      $   364,779
     Accounts receivable-trade - net                                                       2,316           17,663
     Other receivables                                                                        --           10,000
                                                                                     -----------      -----------
     Total Current Assets                                                                229,896          392,442

PROPERTY AND EQUIPMENT - net                                                               5,646            6,604
OTHER ASSET                                                                                3,832            3,832
                                                                                     -----------      -----------

                                                                                     $   239,374      $   402,878
                                                                                     ===========      ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                             $    61,810      $    53,515
   Current maturities of long-term debt                                                       --           85,451
                                                                                     -----------      -----------

   Total Current Liabilities                                                              61,810          138,966
                                                                                     -----------      -----------


STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized -550,000 shares; issued and outstanding - none                  --               --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,621,018 shares (September 30, 2001) and
          8,661,018 shares (March 31, 2002)                                                   87               86
     Capital in excess of par value                                                    3,113,262        3,103,262
     Accumulated deficit                                                              (2,935,785)      (2,839,436)
                                                                                     -----------      -----------

                                                                                         177,564          263,912
                                                                                     -----------      -----------

                                                                                     $   239,374      $   402,878
                                                                                     ===========      ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                        2002           2001

REVENUES
     Web hosting, licensing and design services     $    40,680    $   148,138
                                                    -----------    -----------

OPERATING EXPENSES
     Cost of services                                     9,798         10,493
     General and administrative                         127,044        300,085
     Depreciation and amortization                          958         46,965
                                                    -----------    -----------

                                                        137,800        357,543
                                                    -----------    -----------
(LOSS) FROM OPERATIONS                                  (97,120)      (209,405)
                                                    -----------    -----------

OTHER INCOME  (EXPENSES)
     Bad debt recovery                                       --         97,450
     Interest expense                                    (1,378)        (4,256)
     Other income                                         2,149          2,988
                                                    -----------    -----------

                                                            771         96,182
                                                    -----------    -----------

NET (LOSS)                                          $   (96,349)   $  (113,223)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                         8,652,574      8,021,320
                                                    ===========    ===========

NET (LOSS) PER COMMON SHARE -
     Basic and diluted                              $      (.01)   $      (.01)
                                                    ===========    ===========


             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                         2002           2001

REVENUES
     Web hosting, licensing and design services     $    13,164    $    67,574
                                                    -----------    -----------

OPERATING EXPENSES
     Cost of services                                     4,588          4,989
     General and administrative                          61,151        129,710

     Depreciation and amortization                          479         23,241
                                                    -----------    -----------
                                                         66,218        157,940
                                                    -----------    -----------

(LOSS) FROM OPERATIONS                                  (53,054)       (90,366)
                                                    -----------    -----------

OTHER INCOME  (EXPENSES)
     Bad debt recovery                                       --         30,450
     Interest expense                                        --         (2,085)
     Other income                                         1,145          1,286
                                                    -----------    -----------

                                                          1,144         29,651
                                                    -----------    -----------

NET (LOSS)                                          $   (51,909)   $   (60,715)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                         8,661,018      8,031,852
                                                    ===========    ===========

NET (LOSS) PER COMMON SHARE -
     Basic and diluted                              $      (.01)   $      (.01)
                                                    ===========    ===========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                        2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                       $ (96,359)     $(113,223)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                       958         46,965
       Common stock issued for professional services                                    10,000          6,563
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                       15,348        (23,072)

       Increase (decrease) in accounts payable and accrued expenses                      8,305        (74,109)
       Decrease (increase) in other receivables                                         10,000         (5,795)
                                                                                     ---------      ---------

Net cash (used) in operating activities                                                (51,748)      (162,671)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash paid for equipment                                                                 --         (3,300)
                                                                                     ---------      ---------


Net cash (used) in investing activities                                                     --         (3,300)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                               (85,451)       (11,137)
                                                                                     ---------      ---------

Net cash (used) by financing activities                                                (85,451)       (11,137)
                                                                                     ---------      ---------

NET (DECREASE) IN CASH                                                                (137,199)      (177,108)

CASH - BEGINNING OF PERIOD                                                             364,779        393,906
                                                                                     ---------      ---------

CASH - END OF PERIOD                                                                 $ 227,580      $ 216,798
                                                                                     =========      =========

NON-CASH  - INVESTING AND FINANCING ACTIVITIES
    Cash for services                                                                $  10,000             --
    Cash paid for interest                                                               1,378             --

             See accompanying notes to these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the six months period ended March 31, 2002 are not necessarily indicative of the operating results for the entire year.

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

         The Company was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the Subsidiary) into 4networld.com, Inc. and changed the name of the Company to 4net Software, Inc. The financial statements as of March 31, 2002 and for the period then ended include the combined operations of the Company and its previously wholly owned subsidiary.

         The financial statements for the period ended March 31, 2001, include the consolidated accounts of 4networld.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2002, there were no cash equivalents.

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

         RECLASSIFICATION - Certain amounts for the six and three month periods ended March 31, 2001, have been reclassified to conform with the 2002 presentation.

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

           Then on February 20, 2001, the Board of Directors of the Company authorized and approved the upstream merger of 4net Software (DE), the Company's wholly owned subsidiary, with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Upstream Merger"). In connection with the Upstream Merger the Company changed its name from 4networld.com, Inc. to 4net Software, Inc. The Upstream Merger and name change became effective on March 2, 2001. Subsequent to the Upstream Merger, 4net Software (DE) was dissolved. Accordingly, at this time the Company does not have any subsidiaries.

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


Results Of Operations

        For the six month periods ended March 31, 2002 and 2001, the Company had revenue of $40,680 and $148,138, respectively. The decrease in revenue for the three month period ended March 31, 2002 is attributable to the Company's decision to limit its marketing efforts in connection with the Content Management and Web Site Design Business, which caused a drop in sales of software licenses and Web site design services.

        Operating expenses for the three month periods ended March 31, 2002 and 2001 were $66,218 and $157,940, respectively. The decrease in operating expenses for the three months ended March 31, 2002 was due primarily to a decrease in general and administrative expenses for the three months ended March 31, 2002 in the amount of $68,559 as compared to the same period last year. The decrease in general and administrative expenses was due to the decline in employee wages and marketing expenses associated with the Content Management and Web Site Design Business.

         For the three month periods ended March 31, 2002 and 2001, the Company had operating losses of $53,054 and $90,336, respectively. The losses incurred by the Company in the three month period ended March 31, 2002 were due primarily to the Company's inability to generate sufficient revenues from the Content Management and Web Site Design Business to cover expenses as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

Liquidity And Capital Resources

        During the three month period ended March 31, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of March 31, 2002, the Company had cash on hand in the amount of $227,580. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2002, the Company was not a party to any material legal proceedings.

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


Item 2. Changes in Securities

      Pursuant to the Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC., a copy of which was filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, the Company was obligated, to issue warrants to Catalyst Financial LLC, a registered broker-dealer controlled by Steven N. Bronson, for its services as placement agent in connection with the Company's private offering of securities pursuant to the Term Sheet, dated July 2, 2001. On May 17, 2002, the Company issued a Common Stock Purchase Warrant (the "Warrant") to Catalyst Financial LLC to purchase 82,000 shares of common stock at an exercise price of $.50 per share. The Warrant is exercisable through September 30, 2006. A copy of the Warrant is attached hereto as an Exhibit and is incorporated herein by reference.

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


10.12*# Common Stock Purchase Warrant to purchase 82,000 shares of common stock at a purchase price of $.50 per share issued to Catalyst Financial LLC.
--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

     b. Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 17, 2002


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