Form 10QSB
period 2002-06-30
4NETWORLD COM INC
filed 2002-08-14
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

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

As of August 13, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (nine-months ended June 30, 2002)................  4

Statements of Cash Flows (three-months ended June 30, 2002)...............  5

Statements of Cash Flows (nine-months ended June 30, 2002)................  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  9

PART II - OTHER INFORMATION............................................... 12

Item 1.  Legal Proceedings................................................ 12

Item 6.  Exhibits & Reports on Form 8-K................................... 12

SIGNATURES................................................................ 14

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                                  June 30,       September 30,
                                                                                    2002             2001
                                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                                        $   213,995      $   364,779
     Accounts receivable-trade - net                                                     599           17,663
     Other receivables                                                                    --           10,000
                                                                                 -----------      -----------

     Total Current Assets                                                            214,594          392,442

PROPERTY AND EQUIPMENT - net                                                           5,167            6,604

OTHER ASSET                                                                            3,832            3,832
                                                                                 -----------      -----------

                                                                                 $   223,593      $   402,878
                                                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $    76,455      $    53,515
   Current maturities of long-term debt                                                   --           85,451
                                                                                 -----------      -----------

   Total Current Liabilities                                                          76,455          138,966
                                                                                 -----------      -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized -550,000 shares; issued and outstanding - none              --               --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,621,018 shares (September 30, 2001) and                87               86
       8,661,018 shares (June 30, 2002)
     Capital in excess of par value                                                3,113,262        3,103,262
     Accumulated deficit                                                          (2,966,211)      (2,839,436)
                                                                                 -----------      -----------

                                                                                     147,138          263,912
                                                                                 -----------      -----------

                                                                                 $   223,593      $   402,878
                                                                                 ===========      ===========

                 See accompanying notes to financial statements

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                       2002             2001
REVENUES
     Web hosting, licensing and design services     $    47,933      $   222,621
                                                    -----------      -----------

OPERATING EXPENSES
     Cost of services                                    13,348           14,472
     General and administrative                         161,775          452,054
     Depreciation and amortization                        1,436           70,184
                                                    -----------      -----------

                                                        176,559          536,710
                                                    -----------      -----------
(LOSS) FROM OPERATIONS
                                                       (128,626)        (314,089)
                                                    -----------      -----------

OTHER INCOME  (EXPENSES)
     Bad debt recovery                                       --           97,450
     Interest expense                                    (1,378)          (6,086)
     Other income                                         3,228            4,052
                                                    -----------      -----------

                                                          1,850           95,416
                                                    -----------      -----------

NET (LOSS)                                          $  (126,776)     $  (218,673)
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                         8,655,240        8,032,350
                                                    ===========      ===========

NET (LOSS) PER COMMON SHARE -
     Basic and diluted                              $      (.01)     $      (.03)
                                                    ===========      ===========

                 See accompanying notes to financial statements

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                      2002             2001
REVENUES
    Web hosting, licensing and design services     $     7,253      $    74,483
                                                   -----------      -----------

OPERATING EXPENSES
    Cost of services                                     3,550            3,979
    General and administrative                          34,731          151,969
    Depreciation and amortization                          478           23,219
                                                   -----------      -----------

                                                        38,759          179,167
                                                   -----------      -----------

(LOSS) FROM OPERATIONS                                 (31,506)        (104,684)
                                                   -----------      -----------

OTHER INCOME  (EXPENSES)
    Bad debt recovery                                       --               --
    Interest expense                                        --           (1,830)
    Other income                                         1,079            1,064
                                                   -----------      -----------

                                                         1,079             (766)
                                                   -----------      -----------

NET (LOSS)                                         $   (30,427)     $  (105,450)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                        8,661,018        8,046,018
                                                   ===========      ===========
NET (LOSS) PER COMMON SHARE -
    Basic and diluted                              $     (.004)     $      (.01)
                                                   ===========      ===========

                 See accompanying notes to financial statements

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                                        2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                       $(126,776)     $(218,673)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                     1,437         70,184
       Common stock issued for professional services                                    10,000          6,563
       Options issued for professional services                                             --          6,000
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                       17,066         (2,867)
       (Increase) in prepaids                                                               --        (92,367)
       Increase (decrease) in accounts payable and accrued expenses                     22,940         (7,500)
       Decrease in other receivables                                                    10,000             --
       Other                                                                                --         (3,834)
                                                                                     ---------      ---------

Net cash (used) in operating activities                                                (65,333)      (242,494)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for equipment                                                                 --         (3,300)
                                                                                     ---------      ---------

Net cash (used) in investing activities                                                     --         (3,300)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                               (85,451)       (16,867)
    Deposits on preferred stock offering                                                    --        120,000
                                                                                     ---------      ---------

Net cash (used) provided by financing activities                                       (85,451)       103,133
                                                                                     ---------      ---------

NET (DECREASE) IN CASH                                                                (150,784)      (142,661)

CASH - BEGINNING OF PERIOD                                                             364,779        393,906
                                                                                     ---------      ---------

CASH - END OF PERIOD                                                                 $ 213,995      $ 251,245
                                                                                     =========      =========

                 See accompanying notes to financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months period ended June 30, 2002 are not necessarily indicative of the operating results for the entire year.

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

         The Company was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the Subsidiary) into 4networld.com, Inc. and changed the name of the Company to 4net Software, Inc. The financial statements as of June 30, 2002 and for the period then ended include the combined operations of the Company and its previously wholly owned subsidiary.

         The financial statements for the period ended June 30, 2001, include the consolidated accounts of 4networld.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2002, there were no cash equivalents.

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

         RECLASSIFICATION - Certain amounts for the nine and three month periods ended June 30, 2001, have been reclassified to conform with the 2002 presentation.

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


Results Of Operations

        For the three month periods ended June 30, 2002 and 2001, the Company had revenue of $7,253 and $74,483, respectively. For the nine month periods ended June 30, 2002 and 2001, the Company had revenue of $47,933 and $222,621, respectively. The decrease in revenue for the three month and nine month periods ended June 30, 2002 is attributable to the Company's decision to limit its marketing efforts in connection with the Content Management and Web Site Design Business, which caused a drop in sales of software licenses and Web site design services.

        Operating expenses for the three month periods ended June 30, 2002 and 2001 were $38,759 and $179,167, respectively. The decrease in operating expenses for the three months ended June 30, 2002 was due primarily to a decrease in general and administrative expenses for the three months ended June 30, 2002 in the amount of $117,238 as compared to the same period last year. Operating expenses for the nine month periods ended June 30, 2002 and 2001 were $176,559 and $536,710, respectively. The decrease in operating expenses for the nine months ended June 30, 2002 was due primarily to a decrease in general and administrative expenses for the nine months ended June 30, 2002 in the amount of $290,279 as compared to the same period last year. The decrease in general and administrative expenses was due to the decline in employee wages and marketing expenses associated with the Content Management and Web Site Design Business.

         For the three month periods ended June 30, 2002 and 2001, the Company had operating losses of $31,506 and $104,684, respectively. For the nine month periods ended June 30, 2002 and 2001, the Company had operating losses of $128,626 and $314,089, respectively. The losses incurred by the Company in the three month and nine month periods ended June 30, 2002 were due primarily to the Company's inability to generate sufficient revenues from the Content Management and Web Site Design Business to cover expenses as well as the Company's efforts to locate suitable merger targets and negotiate acquisitions, in accordance with the Company's business plan.

Liquidity And Capital Resources

        During the three month period ended June 30, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of June 30, 2002, the Company had cash on hand in the amount of $213,995. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2002, the Company was not a party to any material legal proceedings.

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

10.12# Common Stock Purchase Warrant to purchase 82,000 shares of common stock at a purchase price of $.50 per share issued to Catalyst Financial LLC.
--------------------------------
#    Incorporated herein by reference
@    Represents a management contract

     b. Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2002


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



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-QSB of 4net Software, Inc. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven N. Bronson, the President and sole officer of the Company, hereby certify solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


(1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 14, 2002



                                       By: /s/ Steven N. Bronson
                                           -----------------------------------
                                           Steven N. Bronson, President
                                           4net Software, Inc.