Form 10KSB
period 2002-09-30
4NET SOFTWARE INC
filed 2002-12-30
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4net Software, Inc.
                 ----------------------------------------------
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

                                 (203) 894-9755
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

             Yes [X]                            No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $52,753.

As of December 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $1,248,323. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of December 20, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

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

4net Software's Content Management and Web Site Design Business

        During the fiscal year ended September 30, 2001, 4net Software was engaged in the business of providing content management and content syndication software, Web site hosting services and designing business-critical Web sites (the "Content Management and Web Site Design Business"). During the fiscal year ended September 30, 2001, the Company attempted to license its proprietary software, namely 4netManager(TM). Typically, in connection with the licensing of 4netManager(TM), the Company attempted to provide the licensee with Web-site hosting services. The Company also provided Web site development services to small and middle sized companies. Typically, in connection with the Web site development services the Company attempted to provide the customer with Web-site hosting services.

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

        The Company's business strategy for the Content Management and Web Site Design Business was based upon the belief that the cost and processes of Web site content management can be prohibitive to small and mid-sized businesses even as Web sites become an integral part of a business' operations and success. Many of today's content management systems, regardless of whether they are custom or packaged, require in-house, expensive technical personnel to write proprietary code in order to update and modify a Web site. Thus, it is difficult for a non-technical user to add or change content to its Web sites. To solve this problem, 4net Software had developed proprietary solutions that enabled non-technical users to take a more active role in Web site management without sacrificing performance and scalability. We believe that 4net Software's proprietary products provided businesses with cost effective and efficient solutions for creating and maintaining a dynamic online presence.

        Subsequent to September 30, 2001, due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided to reevaluate its strategy with respect to the Content Management and Web Site Design Business. The Company determined in the first quarter of 2002 to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system. The Company also determined to cease its efforts to develop an enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry.

        During the year ended September 30, 2002, the Company serviced its existing clients and accepted new clients only through referrals and other unsolicited contacts. During the year ended September 30, 2002, the Company did not engage in any material marketing or sales efforts for its Content Management and Web site-Design Business. Accordingly, the Company did not generate any material new business for the Content Management and Web site-Design Business during the year ended September 30, 2002. During the fiscal year ended September 30, 2002 the Company generated revenues from existing licenses for 4netManager(TM) and from fees for providing Web site hosting services.

        On September 18, 2002, the Company entered into an assignment agreement with New England Computer Group, Inc. ("NECG"), an unrelated private Connecticut corporation, pursuant to which the Company assigned to NECG, effective September 1, 2002, all of the Company's servicing of web hosting clients. Pursuant to the agreement NECG will pay a royalty fee equal to 50% of the revenues generated by the assigned clients, excluding revenues generated by additional programming work performed by NECG for the assigned clients. A copy of the Assignment Agreement between the Company and NECG is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

        4net Software's involvement in the Content Management and Web Site Design Business is currently limited to receiving royalties pursuant to its assignment agreement with NECG. The Company still owns the proprietary rights to 4netManager(TM), however there can be no assurances that the Company will ever generate any additional revenues from 4netManager(TM).

Competition of 4net Software's Content Management and Web Site Design Business

        The former business of 4net Software, providing Web site content management, syndication and Web design services, is a highly competitive industry. 4net Software encountered intense competition from other entities in its industry, due to among other things a decrease in technology spending. Many of these entities, including large information technology consulting service providers such as major accounting firms; large Internet hosting services such as Verio; global and regional Web development companies such as WorldWeb.net; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. 4net Software's financial resources were limited in comparison to many of its competitors when it competed in the Content Management and Web Site Design Business.

4net Software's Acquisition Strategy

        In the fiscal year ended September 30, 2001, 4net Software was also actively engaged in searching for and evaluating software and Internet solution companies, which had proven technology and reported revenues and earnings as candidates for acquisition. During the fiscal year ended September 30, 2001, the Company entered into two separate letters of intent to acquire profitable software companies. However, the Company's due diligence review of the proposed acquisitions revealed material decreases in the revenues and earnings of the target companies. Due to the termination of the two letters of intent and the downturn in the technology sector, 4net Software determined to expand the scope of its acquisition strategy beyond businesses engaged exclusively in the software and Internet solution industries. 4net Software's Acquisition Strategy is now focused on acquiring target companies that have existing revenues and earnings as well as the perceived ability to expand and grow the business of the target company.

        Subsequent to September 30, 2001 the Company determined to expand the scope of prospective target companies it evaluates for acquisition, beyond the technology sector. The Company is now pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. 4et Software is currently primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued [or fairly valued?] businesses with a history of operating revenues. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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


Subsequent Events

        On November 13, 2002, 4net Software, Inc. (the "Company") entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately-held corporation headquartered in Salt Lake City, Utah that provides a broad range of diversified laboratory services in tax free a share exchange transaction. NWT through its subsidiaries is engaged in the business of providing drugs of abuse testing for government agencies, private and public companies and conducting contract research in support of new drug development for the pharmaceutical industry. The Company reported the execution of the November LOI on a current report of Form 8-K, which was filed on November 18, 2002, and is incorporated herein by reference.

        On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT in a tax free merger transaction whereby NWT will merge with and into the Company and the Company will be the surviving corporation (the "NWT Transaction"). A copy of the December LOI is attached hereto as an Exhibit and is incorporated herein by reference. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company will be required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT, Inc. The Company and NWT are in the process of completing their due diligence reviews of each other and are negotiating the legal documentation for the transaction. The Company filed a press release disclosing the December LOI and filed it with the Commission pursuant to Rule 425 of the Securities Act of 1933 and such filing is incorporated herein by reference.

        While the Company is utilizing its best efforts to complete the transaction with NWT and believes that the transaction will be consummated in second quarter of 2002 there can be no assurance that the transaction will be completed.


        Management believes that the future of the Company is dependent upon the Company consummating the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to compete the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company may need to raise additional funds through equity or debt financing to complete the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete an equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.


Employees

        As of December 20, 2002, the Company had 1 employee, Steven N. Bronson, our president. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. None of our employees are represented by a union or other collective bargaining group.

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


The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2002 and September 30, 2001 the Company has had revenues from operations of $52,753 and $262,685, respectively. For the fiscal years ended September 30, 2002 and September 30, 2001 the Company has had net losses of $162,274 and $1,128,946, respectively. Other than the revenues earned through the operation of the Content Management and Web Site Design Business, the Company will only derive revenues through the acquisition of a target company (an "Acquisition"). There can be no assurance that any target company (a "Target"), at the time of the Company's consummation of an Acquisition of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further Acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional Acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


The Company May Not be Able to Continue as Going Concern

        The Company's independent auditors have indicated in their audit opinion that there is a substantial doubt that the Company will be able to continue as a going concern unless the Company can complete a merger or some other business combination with a viable operating entity. The can be no assurance that the Company will be able to complete such a merger or other business combination.


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


Additional Financing May Not Be Available to the Company

        There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of further Acquisitions, and would have minimal capital remaining to pursue other Targets. The inability of the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of 4net Software. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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


Competition of Content Management and Web Site Design Business.

        The Company's Content Management and Web Site Design Business, providing Web site content management and syndication services, is a highly competitive industry. Many of these competitors have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than 4net Software. Due to, among other things, a decrease in technology spending and intense competition, the Company determined to cease the further development of its proprietary content management system and to limit its marketing efforts in connection with the Content Management and Web Site Design Business. Additionally, the Company determined to cease its efforts in developing the enterprise version of 4netManager(TM). See "Content Management and Web Design Business and Competition of the Content Management and Web Design Business" for further information regarding the competitive environment in which the Company operated.


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

Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 20, 2002, Mr. Bronson beneficially owned 5,882,210 shares of the Company's common stock. Such ownership includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share held directly by Mr. Bronson. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006. Mr. Bronson's beneficial ownership represents 65% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 20, 2002 the Company had approximately 8,661,018 shares of common stock issued and outstanding and approximately 91,338,982 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


ITEM 2.    DESCRIPTION OF PROPERTY.

        On February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company pays rent of $2,000 per month to Catalyst Operations, Inc. A copy of the Lease is attached to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference. Effective September 1, 2002, 4net Software re-negotiated its sublease for the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Pursuant to the amended Sublease, the Company's monthly rent obligation for the office has been reduced from $2,000 to $1,000 per month. Additionally, the amended Sublease provides that the Company shall pay a flat fee of $50 per month for utilities. A copy of the Amendment to the Sublease is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

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


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2002, no matters were submitted to a vote of security holders.



                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, par value $.00001 per share, is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "FNSI."

        The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2002:   1st Quarter, through December 31, 2001      $.20           $.57
              2nd Quarter, through March 31, 2002         $.40           $.80
              3rd Quarter, through June 30, 2002          $.35           $.43
              4th Quarter, through September 30, 2002     $.15           $.42

      2001:   1st Quarter, through December 31, 2000      $.1562         $.5312
              2nd Quarter, through March 31, 2001         $.1562         $.8125
              3rd Quarter, through June 30, 2001          $.42           $.82
              4th Quarter, through September 30, 2001     $.20           $.70


        As of December 20, 2002, the reported closing bid and ask prices on the Company's common stock were $.40 and $.55, respectively.

Holders

        As of December 20, 2002, the Company's common stock was held by approximately 66 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.

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

Section 15(g) of the Exchange Act

        The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

        Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

        Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

        Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

        Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

        The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.


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


4net Software's Content Management and Web Site Design Business

        During the fiscal year ended September 30, 2001, 4net Software was engaged in the business of providing content management and content syndication software, Web site hosting services and designing business-critical Web sites (the "Content Management and Web Site Design Business"). During the fiscal year ended September 30, 2001, the Company attempted to license its proprietary software, namely 4netManager(TM). Typically, in connection with the licensing of 4netManager(TM), the Company attempted to provide the licensee with Web-site hosting services. The Company also provided Web site development services to small and middle sized companies. Typically, in connection with the Web site development services the Company attempted to provide the customer with Web-site hosting services.

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

        Subsequent to September 30, 2001, due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided to reevaluate its strategy with respect to the Content Management and Web Site Design Business. The Company determined in the first quarter of 2002 to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system. The Company also determined to cease its efforts to develop an enterprise version of 4netManager(TM). These determinations will greatly restrict the Company's ability to compete successfully in the content management and Web site design industry.

        During the year ended September 30, 2002, the Company serviced its existing clients and accepted new clients only through referrals and other unsolicited contacts. During the year ended September 30, 2002, the Company did not engage in any material marketing or sales efforts for its Content Management and Web site-Design Business. Accordingly, the Company did not generate any material new business for the Content Management and Web site-Design Business during the year ended September 30, 2002. During the fiscal year ended September 30, 2002 the Company generated revenues from existing licenses for 4netManager(TM) and from fees for providing Web site hosting services.

        On September 18, 2002, the Company entered into an assignment agreement with New England Computer Group., pursuant to which the Company assigned to NECG, effective September 1, 2002, all of the Company's servicing of web hosting clients. Pursuant to the agreement NECG will pay a royalty fee equal to 50% of the revenues generated by the assigned clients, excluding revenues generated by additional programming work performed by NECG for the assigned clients. A copy of the Assignment Agreement between the Company and NECG is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

        4net Software's involvement in the Content Management and Web Site Design Business is currently limited to receiving royalties pursuant to its assignment agreement with NECG. The Company still owns the proprietary rights to 4netManager(TM), however there can be no assurances that the Company will ever generate any additional revenues from 4netManager(TM).


Competition of 4net Software's Content Management and Web Site Design Business

        The former business of 4net Software, providing Web site content management, syndication and Web design services, is a highly competitive industry. 4net Software encountered intense competition from other entities in its industry, due to among other things a decrease in technology spending. Many of these entities, including large information technology consulting service providers such as major accounting firms; large Internet hosting services such as Verio; global and regional Web development companies such as WorldWeb.net; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. 4net Software's financial resources were limited in comparison to many of its competitors when it competed in the Content Management and Web Site Design Business.


4net Software's Acquisition Strategy

        In the fiscal year ended September 30, 2001, 4net Software was also actively engaged in searching for and evaluating software and Internet solution companies, which had proven technology and reported revenues and earnings as candidates for acquisition. During the fiscal year ended September 30, 2001, the Company entered into two separate letters of intent to acquire profitable software companies. However, the Company's due diligence review of the proposed acquisitions revealed material decreases in the revenues and earnings of the target companies. Due to the termination of the two letters of intent and the downturn in the technology sector, 4net Software determined to expand the scope of its acquisition strategy beyond businesses engaged exclusively in the software and Internet solution industries. 4net Software's Acquisition Strategy is now focused on acquiring target companies that have existing revenues and earnings as well as the perceived ability to expand and grow the business of the target company.

        Subsequent to September 30, 2001 the Company determined to expand the scope of prospective target companies it evaluates for acquisition, beyond the technology sector. The Company is now pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues and net earnings in markets that provide room for growth. 4et Software is currently primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues and net earnings. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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


Results of Operations

        During the year ended September 30, 2002 ("Fiscal 2002"), the Company earned revenues of $52,753 from operations, compared to revenues from operations of $262,685 for the year ended September 30, 2001 ("Fiscal 2001"). Additionally, in Fiscal 2002 the Company earned other income of $7,198. Accordingly, the Company earned income totaling $59,951 for Fiscal 2002 compared to income of $365,803 earned in Fiscal 2001, a decrease of $305,852. This decrease is due to the Company's winding down of the Content Management and Web Site Design Business.

        During Fiscal 2002, the Company incurred operating expenses of $216,158, a decrease of $535,219 over Fiscal 2001 operating expenses of $751,377. The decrease was due primarily to the Company's winding down of the Content Management and Web Site Design Business.

        For Fiscal 2002 the Company incurred a net loss of $162,274 compared to a net loss of $1,128,946 for Fiscal 2001, an decrease of $966,672. The decrease is due to the Company's ceasing marketing efforts, terminating employees and winding down of the Content Management and Web Site Design Business.

Liquidity and Capital Resources

        During Fiscal 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the year, and cash generated from interest income during the year. As of September 30, 2002, the Company had working capital of $111,638. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


Current Operations of 4net Software

        4net Software currently is receiving royalties pursuant to its assignment agreement with New England Computer Group in the amount of fifty percent (50%) of the Company's preexisting recurring licensing revenues and Web site hosting revenues.

        4net Software is primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues and net earnings. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

        Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability.


Subsequent Events

        On November 13, 2002, 4net Software, Inc. (the "Company") entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately-held corporation headquartered in Salt Lake City, Utah that provides a broad range of diversified laboratory services in tax free a share exchange transaction. NWT through its subsidiaries is engaged in the business of providing drugs of abuse testing for government agencies, private and public companies and conducting contract research in support of new drug development for the pharmaceutical industry. The Company reported the execution of the November LOI on a current report of Form 8-K, which was filed on November 18, 2002, and is incorporated herein by reference.

        On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT in a tax free merger transaction whereby NWT will merge with and into the Company and the Company will be the surviving corporation (the "NWT Transaction"). A copy of the December LOI is attached hereto as an Exhibit and is incorporated herein by reference. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company will be required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT, Inc. The Company and NWT are in the process of completing their due diligence reviews of each other and are negotiating the legal documentation for the transaction. The Company filed a press release disclosing the December LOI and filed it with the Commission pursuant to Rule 425 of the Securities Act of 1933 and such filing is incorporated herein by reference.

        While the Company is utilizing its best efforts to complete the transaction with NWT and believes that the transaction will be consummated in second quarter of 2002 there can be no assurance that the transaction will be completed.

        Management believes that the future of the Company is dependent upon the Company consummating the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to compete the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company may need to raise additional funds through equity or debt financing to complete the NWT Transaction or some other merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete an equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.


ITEM 7.    FINANCIAL STATEMENTS.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-16.


ITEM 8.    CHANGE IN ACCOUNTANTS

        As previously disclosed in the Company's Form 8-K, dated December 4, 2001, the Company dismissed Kaufman, Rossin & Co. as its independent accountants and engaged Wheeler Wasoff, P.C. as its new independent accountants, effective on December 4, 2001. As noted in the Form 8-K, dated December 4, 2001, there were no disagreements or disputes between the Company and its accountants concerning accounting methods or procedures and/or financial disclosure. The Company's current report on Form 8-K, dated December 4, 2001 is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2002. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            37            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                50            Director
Alan Rosenberg               33            Director

----------

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

        Alan Rosenberg has served as a director of the Company since March 17, 2000. Mr. Rosenberg currently serves as a Director in the Office of the CIO for the Department of Information Technology and Telecommunications for the City of New York. Previously, Mr. Rosenberg had served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. As Deputy Director, Mr. Rosenberg oversaw the day-to-day operations as well as the implementation of various technology projects. For the period 1994 through 1998, Mr. Rosenberg served as Director of Procurement for the City of New York, Office of the Mayor where he managed and administered $2.8 billion of contracts. Prior to that position, he assisted the City of New York's Deputy Mayor for Economic Development. Mr. Rosenberg received his Bachelors of Arts from Ohio State University.

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


Committees of the Board of Directors

        During Fiscal 2002, the Board of Directors took action four times at four meetings. The Board of Directors has a standing Audit Committee. During fiscal 2002, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2002, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require.


Advisory Board

        The Company's Board of Directors has approved the formation of an Advisory Board to assist the Company in developing and marketing its products and services as well as to assist the Company in identifying and qualifying potential acquisition targets. Management of the Company has been authorized and has attempted to recruit qualified individuals to provide guidance and vision to the Company as part of its Advisory Board.


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

                                                                             Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2002          $60,000          0             0                0
           CEO and President(3)         2001         $105,000(4)       0             0                0
                                        2000          $12,000          0       300,000                0

Robert Park                             2002          $0               0             0                0
           Vice-President(5)            2001          $12,418          0             0                0
                                        2000          $25,385          0        10,000                0

Gregory Jacobson                        2002          $0               0             0                0
           Vice-President(6)            2001          $10,833          0             0                0

-------------------

(1) This table contains the actual salary that was paid to the executive for the relevant fiscal year.

(2) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We do not award stock appreciation rights or long term incentive plan pay-outs.

(3) On July 1, 2001, the Company entered into a new employment agreement with Steven N. Bronson, replacing Mr. Bronson's Employment Agreement, dated as of August 1, 2000. Pursuant to the July 1, 2001 Employment Agreement, Mr. Bronson was entitled to receive a salary of $60,000 per annum, payable in equal monthly installments of $5,000. Additionally, the July 1, 2001 Employment Agreement provided that Mr. Bronson is eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, at the discretion of the Board of
Directors. In July 2002, Mr. Bronson July 1, 2001 Employment Agreement was renewed and extended for a period of one (1) year. During the fiscal year ended September 30, 2002, Mr. Bronson was not paid any bonus compensation or granted any stock options by the Company. A copy of the Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson is attached as an exhibit to the Company's Form 10- QSB for the quarter ended June 30, 2001 and is incorporated herein by reference. In September 2002, the Company entered into any agreement with Steven N. Bronson, the president of the Company, that effective October 1, 2002, Mr. Bronson will waive and no longer receive a salary from the Company.

(4) Mr. Bronson's salary for fiscal year ended September 30, 2001, includes $50,000 that was paid to Catalyst Financial LLC, an entity owned and controlled by Mr. Bronson, pursuant to Management Consulting Agreement, dated February 1, 2001, which was filed as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by referenced. The Management Consulting Agreement was terminated effective June 30, 2001. Mr. Bronson did no receive any salary from the Company while the Management Consulting Agreement was in effect.

(5) Robert Park resigned from his position as Vice President of the Company effective November 30, 2000, and ceased to receive a salary from the Company on November 30, 2000.

(6) Gregory Jacobson was employed by the Company, pursuant to an employment agreement dated July 23, 2001. On October 2, 2001, Mr. Jacobson was terminated for cause for, among other things, insubordination, failure to perform and excessive absenteeism. Accordingly, Mr. Jacobson ceased to receive a salary on October 2, 2001.

Options Granted to Employees in Fiscal 2002

        No stock options were granted to employees during fiscal year ended September 30, 2002.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2002, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares        (1)         Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised (2)
------------------     -----------     --------     --------------------------     ---------------------
Steven N. Bronson
    Chairman, CEO
     and President          0             0                 300,000                         $0
Alan Rosenberg
     Director               0             0                  20,000                         $0
Leonard Hagan
      Director              0             0                  20,000                         $0
-------------------

(1) Calculated on the basis of $.15 per share, the closing price of the common stock on the over-the- counter market on September 30, 2002, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors

           In the fiscal year ended September 30, 2002, the Company paid no cash compensation to the outside directors of the Company for their services as directors of 4net Software. On November 9, 2001, the Company issued to Alan Rosenberg and Leonard Hagan 20,000 shares of 4net Software restricted common stock under the 2000 Stock Incentive Plan in consideration for their services as directors of the Company.

Employment Contracts

        On July 1, 2001, the Company entered into an Employment Agreement with Steven N. Bronson and in July 2002 the Company renewed and extended Mr. Bronson July 1, 2001 Employment Agreement for a period of one (1) year until June 30, 2003. The terms of such Employment Agreement includes the following:

Name                     Title                       Salary/Year       Term
----                     -----                       -----------       -----
Steven N. Bronson (1)    CEO & President             $60,000           1 year

------------------

(1) Mr. Bronson shall be entitled to earn and receive bonus compensation provided certain performance goals are achieved by the Company. Such bonuses shall be granted based upon terms and conditions determined by the Board of Directors of the Company. Mr. Bronson shall also be entitled to participate in the 2000 Stock Incentive Plan pursuant to the terms and conditions of that plan. Mr. Bronson was not awarded or paid a performance bonus during fiscal year 2002. In September 2002, the Company has entered into any agreement with Steven N. Bronson, the president of the Company, that effective October 1, 2002, Mr. Bronson will waive and no longer receive a salary from the Company.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of December 20, 2002, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------
Steven N. Bronson       Chairman, CEO           5,882,210(2)          65%
                        and President
Alan Rosenberg          Director                   40,000(3)            *
Leonard Hagan           Director                   40,000(4)            *

All directors and executive officers            5,922,210           65.2%
as a group (3 persons)
-----------------------------
* Owns less than 1%

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

(2) Includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share (110% of the closing price on the date of grant) issued to Mr. Bronson on June 30, 2000. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006.

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



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On February 1, 2001, the Company relocated its principal offices from 900 Third Avenue, Suite 201, New York, New York 10022 to 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company executed a three (3) year sublease for the Company's principal offices with Catalyst Operations, Inc., a corporation wholly owned by Steven N. Bronson, the Chairman, President and Chief Executive Officer of the Company. Pursuant to the sublease, the Company occupies fifty percent of the office space at 10 South Street, Suite 202, Ridgefield, Connecticut 06877, receives certain administrative services and pays rent of $2,000 per month to Catalyst Operations, Inc. A copy of the Lease is attached as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference. Effective September 1, 2002, 4net Software re-negotiated its sublease for the offices located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. Pursuant to the amended sublease, the Company's monthly rent obligation for the office has been reduced from $2,000 to $1,000 per month. Additionally, the amended sublease provides that the Company shall pay a flat fee of $50 per month for utilities. A copy of the Amendment to the Sublease is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

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

        The Company entered into a Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001, with Catalyst Financial (the "M&A Advisory Agreement"). Pursuant to the M&A Advisory Agreement, Catalyst Financial agreed to provide consulting services to 4net Software in connection with 4net Software's search for prospective target companies for mergers, acquisitions, business combinations and similar transactions, and, if investigation warrants, advising 4net Software concerning the negotiation of terms and the financial structure of such transactions. For the services rendered pursuant to the M&A Advisory Agreement, Catalyst Financial is entitled to receive a fee based upon the total consideration of the specific transaction, calculated as follows: 5% of the consideration from $1 up to $1,000,000; 4% of the consideration in excess of $1,000,000 and up to $2,000,000; plus 3% of the consideration in excess of $2,000,000 and up to $3,000,000, plus; 2% of the consideration in excess of $3,000,000 and up to $4,000,000, plus; 1% of the consideration in excess of $4,000,000. The term of the Mergers and Acquisitions Advisory Agreement is three years. A copy of the M&A Advisory Agreement is attached as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by reference. In the event that the Company completes the NWT Transaction contemplated by the December LOI, Catalyst Financial will be entitled to a fee from the Company in accordance with the M&A Advisory Agreement.

        During the fiscal year ended September 30, 2002, the Company paid Hagan & Burns CPAs P.C. an aggregate amount of $13,383 for accounting and other professional services. Leonard Hagan, a director of the Company, is a fifty percent (50%) owner of Hagan & Burns CPAs P.C.


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

10.12*     Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc.

99.1* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


        b         Reports on Form 8-K.

        On September 27, 2002, the Company filed a current report on Form 8-K, disclosing the amendment of the Company's sublease and the Assignment Agreement between the Company and New England Computer Group, Inc. The Company's Form 8-K, dated September 27, 2002 is incorporated herein by reference.

        On November 19, 2002, the Company filed a current report on Form 8-K, disclosing that the Company entered into a non-binding Letter of Intent with NWT, Inc. The Company's Form 8-K, dated December 4, 2001 is incorporated herein by reference.

Item 14.   Control and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our president has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 30, 2002
of the Board of Directors
December 30, 2002





/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 30, 2002

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         By Principal Executive Officer and Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Steven N. Bronson, certify that:


1. I have reviewed this annual report on Form 10-KSB for the period ended September 30, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002.


                                            /s/ Steven N. Bronson
                                            ----------------------------------
                                            Steven N. Bronson, President

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
10.12       Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc.

99.1 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 and 2001

                               4NET SOFTWARE, INC.
                          Index to Financial Statements







Independent Auditor's Report                                                F-2

Balance Sheet
     September 30, 2002                                                     F-3

Statements of Operations
     Years Ended September 30, 2002 and 2001                                F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2002 and 2001                                F-5

Statements of Cash Flows
     Years Ended September 30, 2002 and 2001                          F-6 - F-7

Notes to Financial Statements                                        F-8 - F-16

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
4net Software, Inc.

We have audited the accompanying balance sheet of 4net Software, Inc. as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4net Software, Inc. as of September 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company disposed of substantially all of the assets and related operations of its operating segment in 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            Wheeler Wasoff, P.C.

Denver, Colorado
December 19, 2002

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002

                                     ASSETS

CURRENT ASSETS
     Cash                                                                     $   143,026
     Accounts receivable-trade, net of allowance of $500                            2,605
     Other                                                                          3,834
                                                                              -----------

     Total Current Assets                                                         149,465
                                                                              -----------

                                                                              $   149,465

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $    24,192
   Payroll taxes payable                                                           13,635
                                                                              -----------

     Total Current Liabilities                                                     37,827
                                                                              -----------



COMMITMENTS AND CONTINGENCIES (Notes 9 and 10 )

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares Series A authorized -550,000 shares; issued and outstanding - none
     Common stock $.00001 par value; authorized-100,000,000 shares                     --
          Issued and outstanding - 8,661,018 shares                                    87
     Capital in excess of par value                                             3,113,261
     Accumulated (deficit)                                                     (3,001,710)
                                                                              -----------

                                                                                  111,638
                                                                              -----------

                                                                              $   149,465

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                       2002            2001

REVENUES
     Web hosting, licensing and design services    $    52,753     $   262,685
                                                   -----------     -----------

OPERATING EXPENSES
     Cost of services                                   16,815          22,504
    General and administrative                         197,429         635,467
     Depreciation and amortization                       1,914          93,406
                                                   -----------     -----------

                                                       216,158         751,377
                                                   -----------     -----------

(LOSS) FROM OPERATIONS                                (163,405)       (488,692)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
    Bad debt recovery                                    3,090          90,000
     Interest expense                                   (1,378)         (7,626)
     Write-off of goodwill                                  --        (703,178)
     Disposition of property and equipment              (4,689)        (32,568)
    Other income                                         4,108          13,118
                                                   -----------     -----------

                                                         1,131        (640,254)
                                                   -----------     -----------

NET (LOSS)                                         $  (162,274)    $(1,128,946)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                        8,656,685       8,224,216
                                                   ===========     ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                              $      (.02)    $      (.14)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2002

                                                     Common Stock              Preferred Stock          Capital in
                                                                                                        Excess of      Accumulated
                                               Shares         Amount         Shares          Amount     Par Value        Deficit


Balance, October 1, 2000                     8,011,018     $        80              --    $      --    $ 2,733,490     $(1,710,490)

Sale of common stock for cash                  820,000               8              --           --        409,992              --
Issuance of warrants for offering costs             --              --              --           --          8,568              --
Costs of offering                                   --              --              --           --        (76,696)             --
Issuance of common stock for
     professional services                      60,000               1              --           --         26,560              --
Repurchase of common stock for
     cash                                     (120,000)             (1)             --           --        (17,499)             --
Return of common stock for
     cancellation                             (150,000)             (2)             --           --              2              --
Issuance of common stock options
     for professional services                      --              --              --           --         18,845              --
Net (loss)                                          --              --              --           --             --      (1,128,946)
                                           -----------     -----------     -----------    ---------    -----------     -----------

Balance, September 30, 2001                  8,621,018              86              --           --      3,103,262      (2,839,436)

Issuance of common stock to Directors           40,000               1                                       9,999
Net (loss)                                          --              --              --           --             --        (162,274)
                                           -----------     -----------     -----------    ---------    -----------     -----------

Balance, September 30, 2002                  8,661,018     $        87              --    $      --    $ 3,113,261     $(3,001,710)
                                           ===========     ===========     ===========    =========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                             2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                           $  (162,274)    $(1,128,946)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                           1,914          93,406
       Common stock issued for professional services                          10,000          26,561
       Common stock options issued for professional services                      --          18,845
          Write-off of goodwill                                                   --         703,178
          Disposition of property & equipment                                  4,689          32,568
    Changes in assets and liabilities
       Decrease (increase) in accounts receivable                             28,148         (12,450)

       (Decrease) in accounts payable and accrued expenses                   (15,688)        (57,612)
          Other                                                               (3,091)         (3,832)
                                                                         -----------     -----------

Net cash (used) in operating activities                                     (136,302)       (328,282)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for equipment                                                       --          (3,301)
                                                                         -----------     -----------

Net cash (used) in investing activities                                           --          (3,301)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                     (85,451)        (21,916)
    Proceeds from issuance of common stock                                        --         410,000
     Cash paid for offering costs                                                 --         (68,128)
     Cash paid for repurchase of common stock                                     --         (17,500)
                                                                         -----------     -----------

Net cash (used) provided by financing activities                             (85,451)        302,456
                                                                         -----------     -----------

NET (DECREASE) IN CASH                                                      (221,753)        (29,127)

CASH - BEGINNING OF YEAR                                                     364,779         393,906
                                                                         -----------     -----------

CASH - END OF YEAR                                                       $   143,026     $   364,779
                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        During the years ended September 30, 2002 and 2001, the Company paid cash for interest on debt of $1,378 and $7,355, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        During the year ended September 30, 2002, the Company issued 40,000 shares of common stock to Directors, valued at $10,000.

        During the year ended September 30, 2001 the Company:

        Issued common stock for professional services              $   26,561
        Granted common stock options for consulting services           18,845
        Issued common stock warrants for offering costs                 8,568
        Retired 150,000 shares of common stock                             --












   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        4net Software, Inc. (formerly 4networld.com, Inc.) (the Company) was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the Subsidiary) into 4net world.com, Inc. and changed the name of the Company to 4net Software, Inc. The financial statements for the year ended September 30, 2001 include the combined operations of the Company and its previously wholly owned subsidiary.

        BUSINESS ACTIVITY

        During the year ended September 30, 2001, the Company was engaged in the business of providing software, internet consulting and web design and maintenance services for the business-to-business market and was a provider of content management and content syndication software. The Company was also actively engaged in searching for and evaluating software and internet solution companies, which had proven technology and reported revenues and earnings as candidates for acquisition. The Company's customers are located primarily in the United States.

        During the year ended September 30, 2002, the Company determined to cease further development and marketing of its content management and web site design business. The Company did not engage in any marketing or sales efforts for the content management and web site design business and continued to service its existing clients and accepted new clients only through referrals and other unsolicited contacts.

        Effective September 1, 2002, the Company entered into an agreement wherein the Company transferred its clients and related revenues underlying its web contract management and syndication software operations to an unrelated entity. The Company will receive, as compensation for the assignment, royalty payments in the amount of 50% of the gross revenue, if any, generated by the assigned clients.

        The Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases shareholder value.

        In December 2002, the Company entered into a Letter of Intent with NWT, Inc. ("NWT") wherein NWT would merge into the Company (see Note 10).

        PROPERTY AND EQUIPMENT

        Property and equipment was recorded at cost. Expenditures for major betterments and additions were charged to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets were charged to expense currently.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation and amortization of property and equipment was computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives was as follows:

        Computer and office equipment                               3 - 5 years
        Furniture and fixtures                                          7 years
        Leasehold improvements                         3 years or life of lease

        Depreciation expense for the years ended September 30, 2002 and 2001 was $1,914 and $11,406, respectively.

        REVENUE RECOGNITION

        The Company recognized revenues as work was performed on a contract by contract basis, adjusted for any anticipated losses in the period in which any such losses are identified. The Company has not experienced any material losses.

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

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (LOSS) PER SHARE

        (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Convertible equity instruments, such as stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

        SHARE BASED COMPENSATION

        In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

        CASH EQUIVALENTS

        For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have any impact on its financial position or results of operations.

        In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have any impact on its financial position or results of operations.

        In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS 146 will have any impact on its financial position or results of operations.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FAIR VALUE

        The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

        CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

        COMPREHENSIVE INCOME

        There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income.

        RECLASSIFICATION

        Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2 - BASIS OF ACCOUNTING

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,001,710 through September 30, 2002. As discussed in Note 1, the Company assigned all of its clients and revenues relating to its historical line of business. As of September 30, 2002, the Company has no principal operations or significant revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity (see Note 10). The outcome of this matter cannot be determined at this time.

NOTE 3 - STOCKHOLDERS' EQUITY

        During the year ended September 30, 2002, the Company issued 40,000 shares of its common stock to the members of its Board of Directors, valued at $10,000 ($.25 per share).

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

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

        WARRANTS

        In 2001, the Company agreed to issue warrants to a related party to purchase 82,000 shares of common stock at an exercise price of $.50 per share through September 29, 2006, as a partial consideration for offering costs in conjunction with the private placement of common stock. The warrants were valued at $8,568, using the Black-Scholes option pricing model. At September 30, 2002, the remaining contractual life of the warrants was 4 years.

NOTE 4 - STOCK OPTION PLAN

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

        The status of outstanding options granted pursuant to the plan is as follows:

                                                   Number of     Weighted Avg.    Weighted Avg.
                                                    Shares      Exercise Price     Fair Value
         Options Outstanding- October 1, 2000        402,500         $ .67            $ .42
         (402,500 exercisable)
         Granted                                     100,000         $ .50            $ .19
         Forfeited                                  (132,500)        $ .58               --
                                                   ---------

         Options Outstanding- September 30, 2001     370,000         $ .66            $ .42
         (370,000 exercisable)
         Granted                                          --
                                                   ---------

         Options Outstanding - September 30, 2002    370,000         $ .66            $ .42
                                                   =========
         (370,000 exercisable)

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTION PLAN (Continued)

        During the year ended September 30, 2001, 100,000 options granted to consultants were valued at $18,845 and charged to operations. These options were forfeited upon termination of the consulting agreement. The calculated value of these stock options followed the calculation methods prescribed by SFAS 123, using the Black-Scholes stock option pricing model, with the following assumptions:

                  Expected option life-years                         3
                  Risk-free interest rate                            5.75%
                  Dividend yield                                     0
                  Volatility                                         69%


        At September 30, 2002, the number of options exercisable was 370,000, the weighted average exercise price of these options was $.66, the weighted average remaining contractual life of the options was 3 years and the exercise price was $.55 to $2.26 per share.

        The expiration dates and exercise prices of stock options which were outstanding at September 30, 2002, were as follows:

                  Expiration         Number of     Exercise
                    Date              Options        Price

                  June 7, 2005         30,000      $   0.81
                  June 29, 2005       300,000      $   0.55
                  August 27, 2005      20,000      $   0.56
                  May 10, 2010         20,000      $   2.26

NOTE 5 - RELATED PARTY TRANSACTIONS

        In February 2001, the Company entered into a sub-lease agreement for office facilities with Catalyst Operations, Inc. (the "Landlord"), an entity wholly owned by the President of the Company, wherein the Company agreed to pay monthly rent of $2,000 through January 31, 2004. Effective September 1, 2002, the lease was amended and the monthly rent was reduced to $1,000, on a month to month basis.

        Rent expense for the year ended September 30, 2002 was $23,566. Rent expense for the year ended September 30, 2001 was $24,300, including $16,050 incurred under the sub-lease agreement with the Landlord.

        During the year ended September 30, 2001, the Company sub-leased office space on a month-to-month basis from certain shareholders of the Company who in turn leased the space from an unrelated third party. Total rent expense related to this lease amounted to approximately $8,250 for the year ended September 30, 2001.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

        During the year ended September 30, 2002, the Company paid its President $60,000 under an employment agreement. During the year ended September 30, 2001, the Company had employment agreements with the President and a consulting agreement with Catalyst Financial LLC ("Catalyst"), an entity whose owner and principal is the President of the Company. Under these agreements, Catalyst was paid $50,000, and the President earned $55,000. At September 30, 2002, the only active agreement is an employment agreement with the President, which expires on June 30, 2003. Under this agreement, the President is due an annual base salary of $60,000, payable monthly. In September 2002, the Company entered into an agreement with the President of the Company that effective October 1, 2002, he will waive and longer receive a salary from the Company.

        During 2001, Catalyst was paid $53,300 for commissions and expenses on the Company's sale of common stock and was granted warrants to purchase 82,000 shares of common stock. The warrants were valued at $8,568.

        In March 2001, the Company entered into a Merger and Acquisition Advisory Agreement with Catalyst. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger or similar transaction. As of September 30, 2002, no merger or similar transaction had been completed under the agreement.

        During the years ended September 30, 2002 and 2001, the Company incurred $13,383 and $23,625, respectively, for professional services rendered by an entity controlled by a Director of the Company.

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

        In November 2001, the Company issued 20,000 shares of its common stock to each of two Directors of the Company, valued at $10,000 ($.25 per share).

NOTE 6 - SIGNIFICANT TRANSACTIONS AND EVENTS

        Effective April 28, 2000, the Company acquired all of the issued and outstanding common stock of the Subsidiary. In connection therewith, the Company incurred approximately $20,000 in expenses and issued 300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this acquisition, $820,000 was allocated to goodwill, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of this business in the communities it serves, the collective experience of the management and other employees. Goodwill was being amortized over 10 years on a straight line basis.

        Amortization of goodwill was $82,000 for the year ended September 30, 2001.

        Subsequent to September 30, 2001, management determined to cease it efforts in regard to the business underlying the acquisition. Accordingly, as of September 30, 2001, the Company charged to operations $703,178 of unamortized goodwill.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

        At September 30, 2002, the Company had a net operating loss carryforward of approximately $1,970,000 that may be offset against future taxable income through 2022. These carryforwards are subject to review by the Internal Revenue Service.

        The Company has fully reserved the $394,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $32,000 is attributable to 2002.

        Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of accrued salaries and wages, amortization and goodwill.

        There is no current or deferred tax expense for the years ended September 30, 2002 and 2001.

NOTE 8 - SEGMENT REPORTING

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

        During the years ended September 30, 2002 and 2001, the Company had one operating segment, website hosting, licensing and design.

        Revenue from individual unaffiliated customers in excess of 10% of net sales for year ended September 30, 2001 were as follows:

                                   Amount                  % of Sales

               Customer A       $     80,855                   31%
               Customer B       $     30,177                   11%

        There was no revenue from individual unaffiliated customers in excess of 10% of net sales for the year ended September 30, 2002.

NOTE 9 - LEGAL PROCEEDINGS

        In November 2001, the Company was notified that a former employee may commence a litigation against the Company for wrongful termination. Management does not believe that this potential claim has any merit and that, if filed, does not believe that the claim will have a material effect on the Company.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

        On November 13, 2002, the Company entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately held corporation headquartered in Salt Lake City, Utah. On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT, whereby NWT will merge with and into the Company and the Company will be the surviving corporation. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company will be required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT, Inc.