Form 10QSB
period 2002-12-31
4NET SOFTWARE INC
filed 2003-02-19
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number: 033-13110-NY

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

As of February 17, 2002, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (three-months ended December 31, 2002)...........  4

Statements of Cash Flows (three-months ended December 31, 2002............  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  7

PART II - OTHER INFORMATION............................................... 12

Item 1.  Legal Proceedings................................................ 12

Item 6.  Exhibits & Reports on Form 8-K................................... 12

SIGNATURES................................................................ 14

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS



                                                                               December 31,     September 30,
                                                                                   2002            2002
                                                                                (Unaudited)
                                                ASSETS
CURRENT ASSETS
     Cash                                                                       $    88,686    $   143,026
     Accounts receivable - trade                                                         --          2,605
                         - other                                                      4,264             --
     Other                                                                            3,834          3,834
                                                                                -----------    -----------

     Total Current Assets                                                            96,784        149,465
                                                                                -----------    -----------

                                                                                $    96,784    $   149.465
                                                                                ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $    50,248    $    37,827
                                                                                -----------    -----------

   Total Current Liabilities                                                         50,248         37,827
                                                                                -----------    -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized - 550,000 shares; issued and outstanding - none            --             --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,661,018 shares                                        87             87
     Capital in excess of par value                                               3,113,261      3,113,261
     Accumulated deficit                                                         (3,066,812)    (3,001,710)
                                                                                -----------    -----------

                                                                                     46,536        111,638
                                                                                -----------    -----------

                                                                                $    96,784    $   149,465
                                                                                ===========    ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                      2002           2001

REVENUES
     Web hosting, licensing and design services   $     3,707    $    27,516
                                                  -----------    -----------

OPERATING EXPENSES
     Cost of services                                      --          5,210
    General and administrative                         69,305         65,893
     Depreciation and amortization                         --            479
                                                  -----------    -----------

                                                       69,305         71,582
                                                  -----------    -----------


(LOSS) FROM OPERATIONS                                (65,598)       (44,066)
                                                  -----------    -----------

OTHER INCOME  (EXPENSES)
     Interest expense                                      --         (1,378)
    Other income                                          496          1,004
                                                  -----------    -----------

                                                          496           (374)
                                                  -----------    -----------


NET (LOSS)                                        $   (65,102)   $   (44,440)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                   8,661,018      8,643,685
                                                  ===========    ===========
OUTSTANDING-Basic and diluted

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                             $      (.01)   $      (.01)
                                                  ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                                                      2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                     $ (65,102)   $ (44,440)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                      --          479
       Common stock issued for professional services                                      --       10,000
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                     (1,659)       9,540
       Increase (decrease) in accounts payable and accrued expenses                   12,421      (17,389)
       Decrease in other receivables                                                      --       10,000
                                                                                   ---------    ---------

Net cash (used) in operating activities                                              (54,340)     (31,810)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used) in investing activities                                                   --           --
                                                                                   ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                                  --      (85,451)
                                                                                   ---------    ---------

Net cash (used) by financing activities                                                   --      (85,451)
                                                                                   ---------    ---------

NET (DECREASE) IN CASH                                                               (54,340)    (117,261)

CASH - BEGINNING OF PERIOD                                                           143,026      364,779
                                                                                   ---------    ---------

CASH - END OF PERIOD                                                               $  88,686    $ 247,518
                                                                                   =========    =========

              See accompanying notes to these financial statements.

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for the entire year.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2002.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2002, there were no cash equivalents.

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

Item 2. Management's Discussion and Analysis and Plan of Operations


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002, which is incorporated herein by reference.


Background

        4net Software was incorporated in 1986 under the name Medtech Diagnostics, Inc. and ceased all operations in 1991. Between 1991 and March 2000, the Company had no operations, except for necessary administrative matters, and was not engaged in operating a business. During that period, the Company utilized its resources to remain in compliance with the periodic reporting requirements of the federal securities laws while management attempted to arrange for a merger, acquisition or other transaction by and between the Company and a viable operating entity.


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


        On September 18, 2002, the Company entered into an assignment agreement with New England Computer Group., an unrelated Connecticut corporation ("NECG"), pursuant to which the Company assigned to NECG, effective September 1, 2002, all of the Company's servicing of web hosting clients. Pursuant to the agreement NECG will pay a royalty fee equal to 50% of the revenues generated by the assigned clients, excluding revenues generated by additional programming work performed by NECG for the assigned clients. A copy of the Assignment Agreement between the Company and NECG is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.


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


        The Company is now pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. 4net Software is currently primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.


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


        On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT in a tax free merger transaction whereby NWT will merge with and into the Company and the Company will be the surviving corporation (the "NWT Transaction"). A copy of the December LOI is attached hereto as an Exhibit and is incorporated herein by reference. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company will be required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT Inc. The Company filed a press release disclosing the December LOI and filed it with the Commission pursuant to Rule 425 of the Securities Act of 1933 and such filing is incorporated herein by reference.

         On or about February 12, 2003, the Company was advised that NWT is unwilling to proceed with the merger transaction contemplated by the December LOI. Based on the correspondence received from NWT, 4net Software has notified NWT that the December LOI is terminated based upon NWT's unwillingness to proceed with the merger, and that 4net Software is demanding that NWT pay the Break-Up Fee in the amount of $50,000.00 in accordance with the terms of the December LOI. NWT has indicated that it may be willing to discuss some type of transaction with 4net Software however there can be no assurance that any transaction will be completed. On February 14, 2003, the Company issued a press release disclosing NWT's unwillingness to proceed with merger transaction as contemplated by the December LOI. A copy of that press release is attached hereto as an Exhibit and is incorporated herein by reference.


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


RESULTS OF OPERATIONS

       For the three month periods ended December 31, 2002 and 2001, the Company had revenue of $3,707 and $27,516, respectively. The decrease in revenue for the three month period ended December 31, 2002 is attributable winding down of the Content Management and Web Site Design Business.


       General and administrative expenses for the three month periods ended December 31, 2002 and 2001 were $69,305 and $65,893, respectively. The increase in general and administrative expenses for the three months ended December 31, 2002 was due primarily to increased legal and administrative expenses associated with the negotiation and preparation of documents in connection with the NWT Transaction.


        For the three month periods ended December 31, 2002 and 2001, the Company had operating losses of $65,598 and $44,066, respectively. The losses incurred by the Company in the three month period ended December 31, 2002 were due primarily to expenses associated with the NWT Transaction and a decrease in revenues resulting from winding down the Content Management and Web Site Design Business.


LIQUIDITY AND CAPITAL RESOURCES

        During the three month period ended December 31, 2002, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from interest income during the year As of December 31, 2002, the Company had cash on hand in the amount of $88,686. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its new business strategy.

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

        Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability. Additionally, Management believes that the Company may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully compete an equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended December 31, 2002, the Company was not a party to any material legal proceedings.


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

Item 5.   Other Information - Control and Procedures

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

99.1*     Press Release of the registrant dated November 18, 2002.

99.2* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

--------------------------------------------------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract



         b. Reports on Form 8-K.

         During the quarter ended December 31, 2002, the Company file the following current reports on Form 8-K:

         On November 18, 2002, the Company reported the execution of the of a Letter of Intent between the Company and NWT Inc. on a current report on Form 8-K, which is incorporated herein by reference.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 18, 2003


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


I, Steven N. Bronson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 18, 2003.


                                            /s/ Steven N. Bronson
                                            ----------------------------------
                                            Steven N. Bronson, President

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
99.1*       Press Release of the registrant dated November 18, 2002.

99.2* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.