Form 10QSB
period 2003-03-31
4NET SOFTWARE INC
filed 2003-05-15
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

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

As of May 12, 2003, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (six-months ended March 31, 2003 and 2002).......  4

Statements of Operations (three-months ended March 31, 2003 and 2002).....  5

Statements of Cash Flows (six-months ended March 31, 2003 and 2002).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  8

PART II - OTHER INFORMATION............................................... 13

Item 1.  Legal Proceedings................................................ 13

Item 2.  Changes in Securities............................................ 13

Item 6.  Exhibits & Reports on Form 8-K................................... 13

SIGNATURES................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                              March 31, 2003   September 30,
                                                                               (Unaudited)          2002
                                                   ASSETS

CURRENT ASSETS
     Cash                                                                       $   101,442     $   143,026
     Accounts receivable - trade                                                         --           2,605

                         - other                                                      2,490              --

     Other                                                                            3,834           3,834
                                                                                -----------     -----------


       Total Current Assets                                                         107,766         149,465
                                                                                -----------     -----------

                                                                                $   107,766     $   149,465
                                                                                ===========     ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $    26,363     $    37,827
                                                                                -----------     -----------


   Total Current Liabilities                                                         26,363          37,827
                                                                                -----------     -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized -550,000 shares; issued and outstanding - none             --              --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,661,018 shares (September 30, 2002) and
       8,661,018 shares (March 31, 2003)                                                 87              87
     Capital in excess of par value                                               3,113,261       3,113,261
     Accumulated deficit                                                         (3,031,945)     (3,001,710)
                                                                                -----------     -----------

                                                                                     81,403         111,638
                                                                                -----------     -----------

                                                                                $   107,766     $   149,465
                                                                                ===========     ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                       2003            2002

REVENUES
     Web hosting, licensing and design services    $     6,610     $    40,680
                                                   -----------     -----------

OPERATING EXPENSES
    Cost of services                                        --           9,798
    General and administrative                          87,689         127,044
    Depreciation and amortization                           --             958
                                                   -----------     -----------

                                                        87,689         137,800
                                                   -----------     -----------

(LOSS) FROM OPERATIONS                                 (81,079)        (97,120)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
    Cost recovery                                       50,000              --
    Interest expense                                        --          (1,378)
    Other income                                           844           2,149
                                                   -----------     -----------

                                                        50,844             771
                                                   -----------     -----------

NET (LOSS)                                         $   (30,235)    $   (96,349)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                        8,661,018       8,652,574
                                                   ===========     ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                              $     (.003)    $      (.01)
                                                   ===========     ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                       2003            2002

REVENUES
     Web hosting, licensing and design services    $     2,903     $    13,164
                                                   -----------     -----------

OPERATING EXPENSES
    Cost of services                                        --           4,588
    General and administrative                          18,384          61,151
    Depreciation and amortization                           --             479
                                                   -----------     -----------

                                                        18,384          66,218
                                                   -----------     -----------

(LOSS) FROM OPERATIONS                                 (15,481)        (53,054)
                                                   -----------     -----------
OTHER INCOME  (EXPENSES)
    Cost recovery                                       50,000              --
    Other income                                           348           1,145
                                                   -----------     -----------

                                                        50,348           1,145
                                                   -----------     -----------

NET INCOME (LOSS)                                  $    34,867     $   (51,909)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                        8,661,018       8,661,018
                                                   ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE -
    Basic and diluted                              $      .004     $      (.01)
                                                   ===========     ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                       2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                      $ (30,235)    $ (96,359)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                       --           958
       Common stock issued for professional services                                       --        10,000
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                         115        15,348
       Increase (decrease) in accounts payable and accrued expenses                   (11,464)        8,305
       Decrease (increase) in other receivables                                            --        10,000
                                                                                    ---------     ---------

Net cash (used) in operating activities                                               (41,584)      (51,748)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                                   --       (85,451)
                                                                                    ---------     ---------

Net cash (used) by financing activities                                                    --       (85,451)
                                                                                    ---------     ---------

NET (DECREASE) IN CASH                                                                (41,584)     (137,199)

CASH - BEGINNING OF PERIOD                                                            143,026       364,779
                                                                                    ---------     ---------

CASH - END OF PERIOD                                                                $ 101,442     $ 227,580
                                                                                    =========     =========

NON-CASH  - INVESTING AND FINANCING ACTIVITIES
    Cash for services                                                                      --        10,000
    Cash paid for interest                                                                 --         1,378

             See accompanying notes to these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the six months period ended March 31, 2003 are not necessarily indicative of the operating results for the entire year.

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

         The Company has accumulated a deficit of $3,031,945 through March 31, 2003 and, as of September 30, 2002, has assigned all of its clients and revenues relating to its historical line of business. As of March 31, 2003, the Company has no principal operations or revenue producing activities. The Company is now pursuing an acquisition strategy whereby it is seeking a businesses with a history of operating revenues in markets that provide growth potential.


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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2003, there were no cash equivalents.

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


NOTE 2 - LETTER OF INTENT

         On November 13, 2002, the Company entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately held corporation headquartered in Salt Lake City, Utah. On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT, whereby NWT will merge with and into the Company and the Company will be the surviving corporation. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company will be required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT, Inc.
         In February 2003, the Company was advised that NWT was unwilling to proceed with the merger transaction contemplated by the December LOI. In March 2003, NWT paid the Company $50,000 as a Break-Up fee in accordance with the terms of the December LOI.

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

        In March 2000, the Company adopted a plan of operations to make acquisitions and strategic investments in companies that had developed unique niche software and/or Internet related products and services. Shortly thereafter the Company changed its name to 4networld.com, Inc. The Company's planned to acquire software and/or Internet solution companies that enabled businesses to streamline key business processes and increase operating efficiency. Following an acquisition the Company planned to develop, manage and operate the acquired business through, among other things, providing management and financial support, as well as assisting the acquired businesses in marketing, sales, and accounting functions.

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

        Effective September 1, 2002, the Company entered into an assignment agreement with New England Computer Group., an unrelated Connecticut corporation ("NECG"), pursuant to which the Company assigned to NECG all of the Company's servicing of web hosting clients. Pursuant to the agreement NECG will pay a royalty fee equal to 50% of the revenues generated by the assigned clients, excluding revenues generated by additional programming work performed by NECG for the assigned clients. A copy of the Assignment Agreement between the Company and NECG is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

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

       In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of applicable law to do so.

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

        On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company will acquire all of the issued and outstanding capital stock of NWT in a tax free merger transaction whereby NWT will merge with and into the Company and the Company will be the surviving corporation (the "NWT Transaction"). Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company was required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT Inc. The Company filed a press release disclosing the December LOI and filed it with the Commission pursuant to Rule 425 of the Securities Act of 1933 and such filing is incorporated herein by reference.

         On or about February 12, 2003, the Company was advised that NWT is unwilling to proceed with the merger transaction contemplated by the December LOI. Based on the correspondence received from NWT, 4net Software has notified NWT that the December LOI is terminated based upon NWT's unwillingness to proceed with the merger, and that 4net Software is demanding that NWT pay the Break-Up Fee in the amount of $50,000.00 in accordance with the terms of the December LOI. NWT has indicated that it may be willing to discuss some type of transaction with 4net Software however there can be no assurance that any transaction will be completed. On February 14, 2003, the Company issued a press release disclosing NWT's unwillingness to proceed with merger transaction as contemplated by the December LOI. Shortly thereafter NWT agreed to and did pay the Company the break up fee of $50,000 as required by the December LOI.

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

Results Of Operations

        For the six month periods ended March 31, 2003 and 2002, the Company had revenue of $6,610 and $40,680, respectively. For the three month periods ended March 31, 2003 and 2002, the Company had revenue of $2,903 and $13,164, respectively. The decrease in revenue for the six month and three month periods ended March 31, 2003 is attributable to the Company's decision to cease its marketing efforts in connection with the Content Management and Web Site Design Business and the Company's assignment of its web hosting clients to NECG in September 2002.

        Operating expenses for the six month periods ended March 31, 2003 and 2002 were $87,689 and $137,800, respectively. Operating expenses for the three month periods ended March 31, 2003 and 2002 were $18,384 and $66,218, respectively. The decrease in operating expenses was due to the decline in employee wages and marketing expenses associated with the Content Management and Web Site Design Business.

         For the six month periods ended March 31, 2003 and 2002, the Company had net income (losses) of ($30,235) and ($96,349), respectively. For the three month periods ended March 31, 2003 and 2002, the Company had net income (losses) of $34,867 and ($51,909), respectively. The net income earned by the Company for the three month period ended March 31, 2003 was to the Company's receipt of the $50,000 break up fee from NWT pursuant to the December LOI.

Liquidity And Capital Resources

        During the three month period ended March 31, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of March 31, 2003, the Company had cash on hand in the amount of $101,442. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2003, the Company was not a party to any material legal proceedings.


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

99.1*       President's Written Certification Of Financial Statements
          Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

         b. Reports on Form 8-K.

         During the quarter ended March 31, 2003, the Company did not file any current reports on Form 8-K.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 2003


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


I, Steven N. Bronson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003;

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


Date:  May 13, 2003.


                                            /s/ Steven N. Bronson
                                            ----------------------------------
                                            Steven N. Bronson, President

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
99.1        President's Written Certification Of Financial Statements
            Pursuant to 18 U.S.C. Statute 1350.