Form 10QSB
period 2003-06-30
4NET SOFTWARE INC
filed 2003-08-04
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

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

As of July 28, 2003, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (nine-months ended June 30, 2003 and 2002).......  4

Statements of Operations (three-months ended June 30, 2003 and 2002)......  5

Statements of Cash Flows (nine-months ended June 30, 2003 and 2002).......  6

Notes to Financial Statements.............................................  7


Item 2.  Management's Discussion And
           Plan Of Operations.............................................  8


PART II - OTHER INFORMATION............................................... 13


Item 1.  Legal Proceedings................................................ 13


Item 2.  Changes in Securities............................................ 13


Item 6.  Exhibits & Reports on Form 8-K................................... 13


SIGNATURES................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                             June 30, 2003  September 30, 2002
                                                                              (Unaudited)
                                                ASSETS
CURRENT ASSETS
     Cash                                                                      $    88,631    $   143,026
     Accounts receivable - trade                                                       642          2,605
                         - other                                                        --             --
     Other                                                                           3,834          3,834
                                                                               -----------    -----------

       Total Current Assets                                                         93,107        149,465
                                                                               -----------    -----------

                                                                               $    93,107    $   149,465
                                                                               ===========    ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $    19,134    $    37,827
                                                                               -----------    -----------

   Total Current Liabilities                                                        19,134         37,827
                                                                               -----------    -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized -550,000 shares; issued and outstanding - none            --             --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,661,018 shares (September 30, 2002) and
          8,661,018 shares (June 30, 2003)                                              87             87
     Capital in excess of par value                                              3,113,261      3,113,261
     Accumulated deficit                                                        (3,039,375)    (3,001,710)
                                                                               -----------    -----------

                                                                                    73,973        111,638
                                                                               -----------    -----------

                                                                               $    93,107    $   149,465
                                                                               ===========    ===========

See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                      2003           2002

REVENUES
     Web hosting, licensing and design services   $     7,252    $    47,933
                                                  -----------    -----------

OPERATING EXPENSES
     Cost of services                                      --         13,348
     General and administrative                        96,060        161,775
     Depreciation and amortization                         --          1,436
                                                  -----------    -----------

                                                       96,060        176,559
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                                (88,808)      (128,626)
                                                  -----------    -----------

OTHER INCOME  (EXPENSES)
     Cost recovery                                     50,000             --
     Interest expense                                      --         (1,378)
     Other income                                       1,143          3,228
                                                  -----------    -----------

                                                       51,143          1,850
                                                  -----------    -----------

NET (LOSS)                                        $   (37,665)   $  (126,776)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                       8,661,018      8,655,240
                                                  ===========    ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                             $     (.004)   $      (.01)
                                                  ===========    ===========

See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                      2003           2002

REVENUES
     Web hosting, licensing and design services   $       642    $     7,253
                                                  -----------    -----------

OPERATING EXPENSES
     Cost of services                                      --          3,550
     General and administrative                         8,371         34,731
     Depreciation and amortization                         --            478
                                                  -----------    -----------

                                                        8,371         38,759
                                                  -----------    -----------

(LOSS) FROM OPERATIONS                                 (7,729)       (31,506)
                                                  -----------    -----------

OTHER INCOME  (EXPENSES)
    Other income                                          299          1,079
                                                  -----------    -----------

                                                          299          1,079
                                                  -----------    -----------

NET INCOME (LOSS)                                 $    (7,430)   $   (30,427)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                   8,661,018      8,661,018
OUTSTANDING-Basic and diluted                     ============   ============

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                             $     (.001)   $     (.004)
                                                  ===========    ===========



See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                       2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                     $ (37,665)   $(126,776)
    Adjustments to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                      --        1,437
       Common stock issued for professional services                                      --       10,000
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                      1,963       17,066
       Increase (decrease) in accounts payable and accrued expenses                  (18,693)      22,940
       Decrease (increase) in other receivables                                           --       10,000
                                                                                   ---------    ---------

Net cash (used) in operating activities                                              (54,395)     (65,333)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                                  --      (85,451)
                                                                                   ---------    ---------

Net cash (used) by financing activities                                                   --      (85,451)
                                                                                   ---------    ---------

NET (DECREASE) IN CASH                                                               (54,395)    (150,784)

CASH - BEGINNING OF PERIOD                                                           143,026      364,779
                                                                                   ---------    ---------

CASH - END OF PERIOD                                                               $  88,631    $ 213,995
                                                                                   =========    =========

NON-CASH  - INVESTING AND FINANCING ACTIVITIES
    Cash for services                                                                     --       10,000
    Cash paid for interest                                                                --        1,378

See accompanying notes to these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months period ended June 30, 2003 are not necessarily indicative of the operating results for the entire year.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2003, there were no cash equivalents.

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

         On or about February 12, 2003, the Company was advised that NWT was unwilling to proceed with the merger transaction contemplated by the December LOI. Based on the correspondence received from NWT, 4net Software has notified NWT that the December LOI is terminated based upon NWT's unwillingness to proceed with the merger, and that 4net Software is demanding that NWT pay the Break-Up Fee in the amount of $50,000.00 in accordance with the terms of the December LOI. NWT has indicated that it may be willing to discuss some type of transaction with 4net Software however there can be no assurance that any transaction will be completed. Shortly thereafter NWT paid the Company the break up fee of $50,000 as required by the December LOI.

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

Results Of Operations

        For the nine month periods ended June 30, 2003 and 2002, the Company had revenue of $7,252 and $47,933, respectively. For the three month periods ended June 30, 2003 and 2002, the Company had revenue of $642 and $7,253, respectively. The decrease in revenue for the nine month and three month periods ended June 30, 2003 is attributable to the Company's decision to cease its marketing efforts in connection with the Content Management and Web Site Design Business and the Company's assignment of its web hosting clients to NECG in September 2002.

        Operating expenses for the nine month periods ended June 30, 2003 and 2002 were $96,060 and $176,669, respectively. Operating expenses for the three month periods ended June 30, 2003 and 2002 were $8,371 and $38,759, respectively. The decrease in operating expenses was due to the decline in employee wages and marketing expenses associated with the Content Management and Web Site Design Business.

         For the nine month periods ended June 30, 2003 and 2002, the Company had net income (losses) of ($37,665) and ($126,776), respectively. For the three month periods ended June 30, 2003 and 2002, the Company had net income (losses) of ($7,430) and ($30,427), respectively.

Liquidity And Capital Resources

        During the three month period ended June 30, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of June 30, 2003, the Company had cash on hand in the amount of $88,631. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2003, the Company was not a party to any material legal proceedings.


Item 5.   Other Information - Control and Procedures

        Under the supervision and with the participation of our principal executive officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the quarterly report, and, based on such evaluation, our president has concluded that these controls and procedures are effective. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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

99.1* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

99.2* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

         b. Reports on Form 8-K.

         During the quarter ended June 30, 2003, the Company did not file any current reports on Form 8-K.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 29, 2003


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

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
99.1*       President's Statement Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002 By Principal Executive Officer and Principal Financial
            Officer Regarding Facts and Circumstances Relating to Exchange Act
            Filings

99.2* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.