Form 10KSB
period 2003-09-30
4NET SOFTWARE INC
filed 2004-01-13
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       or

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

             Yes [X]                            No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $7,895.

As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $703,985. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of December 31, 2003, there were issued and outstanding 8,661,018 shares of the registrant's common stock, par value $.00001 per share.

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

        In March 2000, the Company adopted a plan of operation to make acquisitions and strategic investments in companies that had developed unique niche software and/or Internet related products and services. Shortly thereafter the Company changed its name to 4networld.com, Inc. The Company's objective was to acquire software and/or Internet solution companies that enabled businesses to streamline key business processes and increase operating efficiency. Following an acquisition, the Company planned to develop, manage and operate the acquired business through, among other things, providing management and financial support, as well as assisting the acquired businesses in marketing, sales, and accounting functions.

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

        Subsequent to September 30, 2001, due to a decrease in technology spending, competition for Web site development services and the Company's inability to earn a profit, the Company decided to reevaluate its strategy with respect to the Content Management and Web Site Design Business. The Company determined in the first quarter of 2002 to limit its marketing efforts in connection with the Content Management and Web Site Design Business and to cease the further development of its proprietary content management system. The Company also determined to cease its efforts to develop a version of 4netManager(TM) for large businesses, which have multiple office locations.

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

         During the year ended September 30, 2003, the Company's sole source of revenues from the Content Management and Web Site Design Business was the royalty fee pursuant to the Assignment Agreement with NECG. Currently, 4net Software's involvement in the Content Management and Web Site Design Business is limited to receiving royalties pursuant to its assignment agreement with NECG. While the Company owns the proprietary rights to 4netManager(TM), the Company does not have sufficient capital to further develop or exploit its intellectual property rights. There can be no assurances that the Company will ever generate any additional revenues from 4netManager(TM).

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

       In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the stockholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders' advice and consent, or because of a requirement of applicable law to do so.

        On November 13, 2002, 4net Software, Inc. (the "Company") entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately-held corporation headquartered in Salt Lake City, Utah that provides a broad range of diversified laboratory services, in a tax free share exchange transaction. NWT through its subsidiaries is engaged in the business of providing drug testing for government agencies, private and public companies and conducting contract research in support of new drug development for the pharmaceutical industry. The Company reported the execution of the November LOI on a current report of Form 8-K, which was filed on November 18, 2002, and is incorporated herein by reference.

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

         On or about February 12, 2003, the Company was advised that NWT is unwilling to proceed with the merger transaction contemplated by the December LOI. Based on the correspondence received from NWT, 4net Software has notified NWT that the December LOI is terminated based upon NWT's unwillingness to proceed with the merger, and that 4net Software is demanding that NWT pay the Break-Up Fee in the amount of $50,000 in accordance with the terms of the December LOI. NWT had indicated that it may be willing to discuss some type of transaction with 4net Software however there could be no assurance that any transaction would be completed. On February 14, 2003, the Company issued a press release disclosing NWT's unwillingness to proceed with the merger transaction as contemplated by the December LOI. Shortly thereafter NWT agreed to and did pay the Company the break up fee of $50,000 as required by the December LOI.

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

        Management believes that the future of the Company is dependent upon the Company consummating a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to complete any merger, acquisition or other business combination between the Company and a viable operating entity. Additionally, Management believes that the Company may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that the Company will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between the Company and a viable operating entity.


Employees

         As of December 24, 2003, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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

The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2003 and September 30, 2002 the Company has had revenues from operations of $7,895 and $52,753, respectively. For the fiscal years ended September 30, 2003 and September 30, 2002, the Company has had net losses of $55,900 and $162,274, respectively. Other than the revenues received from NECG for servicing the Company's former web hosting clients, the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


The Company May Not be Able to Continue as Going Concern

        Based on the Company's limited operations, revenues and assets there can be no assurance that the Company will be able to continue as a going concern or complete a merger, acquisition or other business combination.

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

Steven N. Bronson is Critical to the Future Success of the Company

        Steven N. Bronson is the Chairman, C.E.O. and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson would have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 24, 2003, Mr. Bronson beneficially owned 5,942,210 shares of the Company's common stock. Such ownership includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share held directly by Mr. Bronson. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006. Mr. Bronson's beneficial ownership represents approximately 65% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 24, 2003 the Company had 8,661,018 shares of common stock issued and outstanding and 91,338,982 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

The Company Expects to Pay No Cash Dividends

        The Company does not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

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

Threatened Litigation

        On November 19, 2001, the Company received a letter from an attorney on behalf of Gregory Jacobson, a former employee of 4net Software, that asserted that Mr. Jacobson's employment was wrongfully terminated by the Company. The letter indicated that Mr. Jacobson may commence a litigation against the Company for wrongful termination. Mr. Jacobson was terminated for cause on October 2, 2001, for among other things, insubordination, failure to perform and excessive absenteeism. As of December 31, 2003 the Company has not received any notice concerning the commencement of any legal proceeding against the Company by the former employee. Management does not believe that this potential claim has any merit and that, if filed, does not believe that the claim will have a material effect on the Company.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2003, no matters were submitted to a vote of security holders.


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

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2003:   1st Quarter, through December 31, 2002      $.15           $.51
              2nd Quarter, through March 31, 2003         $.23           $.50
              3rd Quarter, through June 30, 2003          $.12           $.30
              4th Quarter, through September 30, 2003     $.12           $.12


      2002:   1st Quarter, through December 31, 2001      $.20           $.57
              2nd Quarter, through March 31, 2002         $.40           $.80
              3rd Quarter, through June 30, 2002          $.35           $.43
              4th Quarter, through September 30, 2002     $.15           $.42


        As of December 31, 2003, the reported closing bid and ask prices on the Company's common stock were $.23 and $.35, respectively.


Holders

        As of December 31, 2002, the Company's common stock was held by approximately 66 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.


Dividends

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

         During the fiscal year ended September 30, 2003, the Company did not issue any shares of common stock


Section 15(g) of the Exchange Act

        The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

        Rule 15g-2 declares unlawful any broker-dealer transactions in pennystocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

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


Source of Revenue

        Since September 1, 2002, the Company only source of revenues, other Than interest income, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). For the fiscal year ended September 30, 2003, the Company has received approximately $7,895 in royalties pursuant to the agreement with NECG.


4net Software's Acquisition Strategy

       The Company is pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. 4net Software is currently primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value. 4net Software's Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

       In some cases, management of the Company will have the authority to Effect acquisitions without submitting the proposal to the stockholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders' advice and consent, or because of a requirement of applicable law to do so.


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


Results of Operations

        During the year ended September 30, 2003 ("Fiscal 2003"), the Company's revenues from operations was $7,895, compared to $52,753 for the year ended September 30, 2002 ("Fiscal 2002"). The decrease of $44,858 in revenue from operations was due primarily to the Company's winding down of the Content Management and Web Site Design Business and the assignment to NECG. Additionally, in Fiscal 2003 the Company recorded other income of $51,341, $50,000 of which was the break-up fee from the proposed transaction with NWT. Accordingly, the Company's total revenue and other income was $59,236 for Fiscal 2003 compared to $59,951 in Fiscal 2002.

        During Fiscal 2003, the Company incurred operating expenses of $115,136 compared to operating expenses of $216,158 for Fiscal Year 2002, a decrease of $101,022. The decrease was due primarily to the Company's winding down of the Content Management and Web Site Design Business and the assignment to NECG.

        For Fiscal 2003 the Company incurred a net loss of $55,900 compared to a net loss of $162,274 for Fiscal 2002, an decrease of $106,374.


Liquidity and Capital Resources

        During Fiscal 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the year, and cash generated from interest income during the year. As of September 30, 2003, the Company had working capital of $55,738. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 7.    FINANCIAL STATEMENTS.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.


ITEM 8.    CHANGE IN ACCOUNTANTS

        On December 8, 2003 the Company dismissed Wheeler Wasoff, P.C. as its independent accountants. The reports of Wheeler Wasoff, P.C. on the financial statements for the fiscal years ended September 30, 2002 and September 30, 2001 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles. The report of Wheeler Wasoff, P.C. on the financial statements for the fiscal year ended September 30, 2002 contained an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern.

        On December 9, 2003, the Company engaged Kostin, Ruffkess & Company, LLC as its new independent accountants. During the two most recent fiscal years and through December 9, 2003 the Company has not consulted Kostin, Ruffkess & Company, LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the registrant, and neither a written report was provided to the Company or oral advice was provided that Kostin, Ruffkess & Company, LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

        The Board of Directors of the Company, participated in and approved the decision to change independent accountants. The Company filed a current report on Form 8-K on December 12, 2003, disclosing the change of independent auditors, and such report is incorporated herein by reference.

Item 8A. CONTROLS AND PROCEDURES

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

           Evaluation of disclosure and controls and procedures.
           -----------------------------------------------------

           Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

           Changes in internal controls over financial reporting.
           ------------------------------------------------------

           There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2003. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            38            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                51            Director
Alan Rosenberg               34            Director

----------

        Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. In addition, Mr. Bronson is an officer and director of Ridgefield Acquisition Corp., a publicly traded corporation.

        Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past eight years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Mallory Capital Group, LLC, Avalon Partners, Inc., Stacey Braun Financial Services, Inc. and Danske Securities (US), Inc. Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded corporation.

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


Committees of the Board of Directors

        During Fiscal 2003, the Board of Directors took action 4 times at 4 meetings. The Board of Directors has a standing Audit Committee. During fiscal 2003, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2003, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.

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


Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                                             Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2003          $0             0             0             0
           CEO and President(3)         2002          $60,000        0             0             0
                                        2001          $105,000(4)    0             0             0

Robert Park                             2003          $0             0             0             0
           Vice-President(5)            2002          $0             0             0             0
                                        2001          $12,418        0             0             0

Gregory Jacobson                        2003          $0             0             0             0
           Vice-President(6)            2002          $0             0             0             0
                                        2001          $10,833        0             0             0

-------------------

(1) This table contains the actual salary that was paid to the executive for the relevant fiscal year.

(2) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We do not award stock appreciation rights or long term incentive plan pay-outs.

(3) On July 1, 2001, the Company entered into a new employment agreement with Steven N. Bronson, replacing Mr. Bronson's Employment Agreement, dated as of August 1, 2000. Pursuant to the July 1, 2001 Employment Agreement, Mr. Bronson was entitled to receive a salary of $60,000 per annum, payable in equal monthly installments of $5,000. Additionally, the July 1, 2001 Employment Agreement provided that Mr. Bronson is eligible to receive bonus compensation and stock option grants under the Company's 2000 Stock Incentive Plan, at the discretion of the Board of Directors. In July 2002, Mr. Bronson's July 1, 2001 Employment Agreement was renewed and extended for a period of one (1) year. During the fiscal year ended September 30, 2002, Mr. Bronson was not paid any bonus compensation or granted any stock options by the Company. A copy of the Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson is attached as an exhibit to the Company's Form 10- QSB for the quarter ended June 30, 2001 and is incorporated herein by reference. In September 2002, the Company entered into an agreement with Steven N. Bronson, the president of the Company, that effective October 1, 2002, Mr. Bronson will waive and no longer receive a salary from the Company.

(4) Mr. Bronson's salary for fiscal year ended September 30, 2001, includes $50,000 that was paid to Catalyst Financial LLC, an entity owned and controlled by Mr. Bronson, pursuant to a Management Consulting Agreement, dated February 1, 2001, which was filed as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2001 and is incorporated herein by referenced. The Management Consulting Agreement was terminated effective June 30, 2001. Mr. Bronson did not receive any salary from the Company while the Management Consulting Agreement was in effect.

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


Options Granted to Employees in Fiscal 2003

        No stock options were granted to employees during fiscal year ended September 30, 2003.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2003, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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
-------------------

(1) Calculated on the basis of $.12 per share, the closing price of the common stock on the over-the-counter market on September 30, 2003, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors

           In the fiscal year ended September 30, 2003, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

        On July 1, 2001, the Company entered into an Employment Agreement with Steven N. Bronson and in July 2002 the Company renewed and extended Mr. Bronson's July 1, 2001 Employment Agreement for a period of one (1) year until June 30, 2003. In September 2002, Mr. Bronson, waived and no longer received a salary from the Company, effective October 1, 2002. The terms of such Employment Agreement included the following:

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

         At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of December 31, 2003, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 10 South Street, Suite 202, Ridgefield, Connecticut 06877.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------
Steven N. Bronson       Chairman, CEO           5,942,210(2)          65.7%
                        and President
Alan Rosenberg          Director                   40,000(3)            *
Leonard Hagan           Director                   40,000(4)            *

All directors and executive officers            6,022,210              66%
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

(2) Includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share (110% of the closing price on the date of grant) issued to Mr. Bronson on June 30, 2000. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at an exercise price of $.50 per share. These warrants are set to expire on September 29, 2006.

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

        During the fiscal year ended September 30, 2003, Hagan & Burns CPAs P.C. earned an aggregate amount of $4,969 for accounting and other professional services rendered to the Company. Leonard Hagan, a director of the Company, is a fifty percent (50%) owner of Hagan & Burns CPAs P.C.

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

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9# Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.10#@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.11# Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park. (Incorporated by reference to Exhibit
           10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

10.12# Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002)

23.1*      Consent of Kostin, Ruffkess & Company, LLC

23.2*      Consent of Wheeler Wasoff, P.C.

99.1* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


        b         Reports on Form 8-K.

        On December 12, 2003, the Company filed a current report on Form 8-K, disclosing the change of independent auditors, and such report is incorporated herein by reference.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by our current and former principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $7,546 and $11,148, for fiscal years 2003 and 2002, respectively.


Audit-Related Fees.
------------------

            None.

Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $1,750 for fiscal year 2003, and $2,025, for fiscal year 2002.

All Other Fees.
--------------

None.

            The audit committee approved the engagement of Kostin Rufkess & Company LLC in the preparation of the Company's tax returns for fiscal year 2003.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       January 9, 2004
of the Board of Directors
January 9, 2004




/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
January 9, 2004

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         By Principal Executive Officer and Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Steven N. Bronson, certify that:

1. I have reviewed this annual report on Form 10-KSB for the period ended September 30, 2003;

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

Date:  January 9, 2004.

                                            /s/ Steven N. Bronson
                                            ----------------------------------
                                            Steven N. Bronson, President

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
23.1        Consent of Kostin, Ruffkess & Company, LLC

23.2        Consent of Wheeler Wasoff, P.C.

99.1 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 and 2002

                               4NET SOFTWARE, INC.
                          Index to Financial Statements




Kostin Ruffkess & Company, LLC's Report
    For Fiscal Year Ended September 30, 2003                      F-2

Wheeler Wasoff, P.C.'s Report
    For Fiscal Year Ended September 30, 2002                      F-3

Balance Sheet
     September 30, 2003                                           F-4

Statements of Operations
     Years Ended September 30, 2003 and 2002                      F-5

Statements of Stockholders' Equity
     Years Ended September 30, 2003 and 2002                      F-6

Statements of Cash Flows
     Years Ended September 30, 2003 and 2002                F-7 - F-8

Notes to Financial Statements                              F-9 - F-15

To the Board of Directors
4net Software, Inc.


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of 4net Software, Inc. (the "Company") as of September 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no principal operations or significant revenue producing activities which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kostin, Ruffkess & Company , LLC

Kostin, Ruffkess & Company , LLC
Farmington, Connecticut
December 30, 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
4net Software, Inc.

We have audited the statements of operations, stockholders' equity and cash flows of 4net Software, Inc. for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 4net Software, Inc. for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



                                             /s/ Wheeler Wasoff, P.C.

                                             Wheeler Wasoff, P.C.

Denver, Colorado
December 19, 2002

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003


                                        ASSETS

CURRENT ASSETS
     Cash                                                           $    72,537
     Accounts receivable - other                                            642
     Other                                                                3,834
                                                                    -----------

     Total Current and Other Assets                                 $    77,013
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    21,275
                                                                    -----------
            Total Current Liabilities
                                                                         21,275
                                                                    -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none
     Common stock $.00001 par value; authorized-100,000,000 shares           --
          Issued and outstanding - 8,661,018 shares                          87
     Capital in excess of par value                                   3,113,261
     Accumulated (deficit)                                           (3,057,610)
                                                                    -----------

                                                                         55,738
                                                                    -----------

                                                                    $    77,013
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                       2003            2002

REVENUES
     Web hosting, licensing and design services    $     7,895     $    52,753
                                                   -----------     -----------

OPERATING EXPENSES
     Cost of services                                       --          16,815
     General and administrative                        115,136         197,429
     Depreciation and amortization                          --           1,914
                                                   -----------     -----------

                                                       115,136         216,158
                                                   -----------     -----------

LOSS FROM OPERATIONS                                  (107,241)       (163,405)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
     Cost Recovery                                      50,000              --
     Bad debt recovery                                      --           3,090
     Interest expense                                       --          (1,378)
     Disposition of property and equipment                  --          (4,689)
     Other income                                        1,341           4,108
                                                   -----------     -----------

                                                        51,341           1,131
                                                   -----------     -----------

NET LOSS                                           $   (55,900)    $  (162,274)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                                    8,661,018       8,656,685
                                                   ===========     ===========

NET LOSS PER COMMON SHARE -  Basic                 $      (.01)    $      (.02)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                      Capital in
                                               Common Stock       Preferred Stock     Excess of     Accumulated
                                            Shares      Amount    Shares    Amount    Par Value       Deficit          Total
Balance, October 1, 2001                   8,621,018    $   86       --    $   --    $ 3,103,262    $(2,839,436)    $   263,912

Issuance of common stock to Directors         40,000         1       --        --          9,999             --          10,000

Net loss                                          --        --       --        --             --       (162,274)       (162,274)
                                         -----------    ------    -----    ------    -----------    -----------     -----------

Balance, September 30, 2002                8,661,018        87       --        --      3,113,261     (3,001,710)        111,638


Net loss                                          --        --       --        --             --        (55,900)        (55,900)
                                         -----------    ------    -----    ------    -----------    -----------     -----------

Balance, September 30, 2003                8,661,018    $   87       --    $   --    $ 3,113,261    $(3,057,610)    $    55,738
                                         ===========    ======    =====    ======    ===========    ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                          2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $ (55,900)    $(162,274)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                          --         1,914
       Common stock issued for professional services                          --        10,000
       Disposition of property and equipment                                  --         4,689
    Changes in assets and liabilities:
       Decrease in accounts receivable                                     1,963        28,148
       Decrease in accounts payable and accrued expenses                 (16,552)      (15,688)
       Other                                                                  --        (3,091)
                                                                       ---------     ---------

Net cash used in operating activities                                    (70,489)     (136,302)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                      --       (85,451)
                                                                       ---------     ---------

Net cash used in financing activities                                         --       (85,451)
                                                                       ---------     ---------




NET DECREASE IN CASH                                                     (70,489)     (221,753)

CASH - BEGINNING OF YEAR                                                 143,026       364,779
                                                                       ---------     ---------

CASH - END OF YEAR                                                     $  72,537     $ 143,026
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended September 30, 2003 and 2002, the Company paid cash for interest on debt of $ 0 and $1,378, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the year ended September 30, 2002, the Company issued 40,000 shares of common stock to Directors, valued at $10,000. During the year ended September 30, 2003, the Company did not issue any shares of common stock.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         4net Software, Inc., formerly known as 4networld.com, Inc., (the "Company") was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the "Subsidiary") into 4net world.com, Inc. and changed the name of the Company to 4net Software, Inc.

         BUSINESS ACTIVITY

         During the year ended September 30, 2003, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired
         (1) is an established business with viable services and/or products,
         (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases shareholder value.

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

         On November 13, 2002, the Company entered into a non-binding Letter of Intent (the "November LOI") to acquire all of the issued and outstanding capital stock of NWT Inc. ("NWT"), a privately held corporation headquartered in Salt Lake City, Utah. On December 19, 2002, the Company and NWT executed a revised letter of intent replacing the November LOI (the "December LOI") pursuant to which the Company would acquire all of the issued and outstanding capital stock of NWT, whereby NWT would merge with and into the Company and the Company would have been the surviving corporation. Pursuant to the December LOI, in connection with the merger transaction with NWT, the Company would have been required to, among other things, issue approximately 2,000,000 shares of common stock for all the issued and outstanding shares of capital stock of NWT, effect a one (1) for eight (8) shares reverse stock split of its common stock, par value $.00001 per share, have at least $500,000 in cash in the bank and change the Company's name from 4net Software, Inc. to NWT, Inc. On or about February 12, 2003, the Company was advised that NWT was unwilling to proceed with the merger transaction contemplated by the December LOI and shortly thereafter NWT paid the Company the $50,000 break up fee as required by the December LOI.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         PROPERTY AND EQUIPMENT

         Prior to September 30, 2003, property and equipment was recorded at cost. Expenditures for major betterments and additions were charged to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets were charged to expense currently.


         Depreciation and amortization of property and equipment was computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives was as follows:

                  Computer and office equipment                     3 - 5 years
                  Furniture and fixtures                                7 years
                  Leasehold improvements               3 years or life of lease

         Depreciation expense for the years ended September 30, 2003 and 2002 was $0 and $1,914, respectively.


         REVENUE RECOGNITION

         The Company recognizes royalties from an unrelated third-party pursuant to the assignment agreement discussed above.


         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LOSS PER SHARE

         Loss per common share is computed based on the weighted average number of common shares outstanding during the period. Convertible equity instruments, such as stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. In December 2003, SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123" was issued. SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 148, will prominently disclosure in both annual and interim financial statements the method of accounting used for valuing stock-based employee compensation and the effect of the method used on reported results.

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

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,057,610 and $3,001,710 through September 30, 2003 and September 30, 2002, respectively. As discussed in Note 1, the Company assigned all of its clients and revenues relating to its historical line of business. As of September 30, 2003 and September 30, 2002, the Company has no principal operations or significant revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 3 - STOCKHOLDERS' EQUITY

         During the year ended September 30, 2002, the Company issued 40,000 shares of its common stock to the members of its Board of Directors, valued at $10,000 ($.25 per share). During the fiscal year ended September 30, 2003, the Company did not issue any shares of common stock.


         WARRANTS

         In 2001, the Company agreed to issue warrants to a related party to purchase 82,000 shares of common stock at an exercise price of $.50 per share through September 29, 2006, as a partial consideration for offering costs in conjunction with the private placement of common stock. The warrants were valued at $8,568, using the Black-Scholes option pricing model. At September 30, 2003, the remaining contractual life of the warrants was 3 years.

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

         The status of outstanding options granted pursuant to the plan is as follows:

                                                         Number of     Weighted Avg.    Weighted Avg.
                                                           Shares      Exercise Price    Fair Value
         Options Outstanding- October 1, 2000              402,500         $ .67            $ .42
         (402,500 exercisable)
         Granted                                           100,000         $ .50            $ .19
         Forfeited                                        (132,500)        $ .58               -
                                                          --------


         Options Outstanding- September 30, 2001           370,000         $ .66            $ .42
         (370,000 exercisable)
         Granted                                                --
                                                          --------

         Options Outstanding- September 30, 2002           370,000         $ .66            $ .42
         (370,000 exercisable)
         Granted                                                --
                                                          --------

         Options Outstanding - September 30, 2003          370,000         $ .66            $ .42
         (370,000 exercisable)                            ========

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

         At September 30, 2003, the number of options exercisable was 370,000, the weighted average exercise price of these options was $.66, the weighted average remaining contractual life of the options was 3 years and the exercise price was $.55 to $2.26 per share.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTION PLAN (Continued)

         The expiration dates and exercise prices of stock options which were outstanding at September 30, 2003, were as follows:

                     Expiration        Number of Options        Exercise
                        Date                                     Price

                   June 7, 2005              30,000             $   0.81
                   June 29, 2005            300,000             $   0.55
                   August 27, 2005           20,000             $   0.56
                   May 10, 2010              20,000             $   2.26


NOTE 5 - RELATED PARTY TRANSACTIONS

         In February 2001, the Company entered into a sub-lease agreement for office facilities with Catalyst Operations, Inc. (the "Landlord"), an entity wholly owned by the President of the Company, wherein the Company agreed to pay monthly rent of $2,000 through January 31, 2004. Effective September 1, 2002, the lease was amended and the monthly rent was reduced to $1,000 plus $50 per month for utilities, on a month to month basis.

         Rent expense for the year ended September 30, 2003 was $12,600. Rent expense for the year ended September 30, 2002 was $23,566.

         During the year ended September 30, 2003, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002. During the year ended September 30, 2002, the Company had an employment agreement with the President and paid its President $60,000. At September 30, 2003, the Company was not party to any employment agreements.

         In March 2001, the Company entered into a Merger and Acquisition Advisory Agreement with Catalyst. Under the terms of the agreement, Catalyst will earn a fee, as outlined in the agreement, in the event the Company completes a merger or similar transaction. As of September 30, 2003, no merger or similar transaction had been completed under the agreement.

         During the years ended September 30, 2003 and 2002, the Company incurred $4,969 and $13,383, respectively, for professional services rendered by an entity controlled by a Director of the Company.


NOTE 6 - INCOME TAXES

         At September 30, 2003, the Company had a net operating loss carryforward of approximately $1,947,380 that may be offset against future taxable income, if any, through 2022. These carryforwards are subject to review by the Internal Revenue Service.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (Continued)

         Unused net operating losses of approximately $1,947,380 available at September 30, 2003 for carryforward against future years' taxable income are as follows:

                                                            Loss Can be
                   Loss Incurred In       Amount          Carryforward To:
                   ----------------       ------          ----------------
                   September 30, 1988    $  98,595    September 30, 2003
                   September 30, 1989    $126,003     September 30, 2004
                   September 30, 1990    $222,873     September 30, 2005
                   September 30, 1991    $227,991     September 30, 2006
                   September 30, 1992    $155,394     September 30, 2007
                   Remaining years       $1,116,524   September 30, 2008
                                                      through September 30, 2022

         The Company has fully reserved the $662,100 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $19,000 is attributable to 2003.

         There is no current or deferred tax expense for the years ended September 30, 2003 and 2002.


NOTE 7 - LEGAL PROCEEDINGS

         In November 2001, the Company was notified that a former employee may commence a legal proceeding against the Company for wrongful termination. As of December 30, 2003 the Company has not received any notice concerning the commencement of any legal proceeding against the Company by the former employee. Management does not believe that this potential claim has any merit and that, if filed, does not believe that the claim will have a material effect on the Company.