Form 10QSB
period 2003-12-31
4NET SOFTWARE INC
filed 2004-02-17
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2003

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


                 100 Mill Plain Road, Danbury, Connecticut 06811
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 791-3872
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


            10 South Street, Suite 202, Ridgefield, Connecticut 06877
           ----------------------------------------------------------
            (Former Address of Principal Executive Office) (Zip Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

As of February 12, 2004, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (three-months ended December 31, 2003 and 2002)..  4

Statements of Cash Flows (three-months ended December 31, 2003 and 2002)..  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  7

Item 3.  Controls and Procedures..........................................  8


PART II - OTHER INFORMATION...............................................  9

Item 1.  Legal Proceedings................................................  9

Item 2.  Changes in Securities............................................  9

Item 6.  Exhibits & Reports on Form 8-K...................................  9

SIGNATURES................................................................ 11

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       December 31, 2003  September 30, 2003
                                                                          (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                  $    54,792        $    12,537
     Accounts receivable                                                           642                642
     Other                                                                       3,834              3,834
                                                                           -----------        -----------

       Total Current Assets                                                $    59,268        $    77,013
                                                                           ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $     8,582        $    21,275
                                                                           -----------        -----------

   Total Current Liabilities                                               $     8,582        $    21,275
                                                                           -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                             --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,661,018
                                                                                    87                 87
     Capital in excess of par value                                          3,113,261          3,113,261
     Accumulated deficit                                                    (3,057,610)        (3,001,710)
     Net loss                                                                   (5,052)
                                                                                                  (55,900)
                                                                           -----------        -----------


     Total Equity                                                               50,686             55,738
                                                                           -----------        -----------

     Total Liabilities and Stockholders Equity                             $    59,268        $    77,013
                                                                           ===========        ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)


                                            2003               2002


REVENUES
     Contract Income                    $       642        $     3,707
                                        -----------        -----------

OPERATING EXPENSES
     General and administrative               5,783             69,305
                                        -----------        -----------

 LOSS FROM OPERATIONS                        (5,141)           (65,305)
                                        -----------        -----------

OTHER INCOME  (EXPENSES)

     Other income                                89                496
                                        -----------        -----------


NET LOSS                                $    (5,052)       $   (65,102)
                                        ===========        ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted             8,661,018          8,661,018
                                        ===========        ===========

NET LOSS PER COMMON SHARE -
    Basic and diluted                   $     (.001)       $     (.001)
                                        ===========        ===========



            See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                                                       2003        2002


CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                     $  (5,052)   $ (65,102)
    Adjustments to reconcile net (loss) to net cash used in operating activities
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                         --       (1,659)
       Increase (decrease) in accounts payable and accrued expenses                  (12,693)      12,421
                                                                                   ---------    ---------

Net cash (used) in operating activities
and net decrease in cash                                                             (17,745)     (54,340)

CASH - BEGINNING OF PERIOD                                                            72,537      143,026
                                                                                   ---------    ---------

CASH - END OF PERIOD                                                               $  54,792    $  88,686
                                                                                   =========    =========





                  See accompanying notes to these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the operating results for the entire year.

          We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2003.


          USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2003, there were no cash equivalents.

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

Note 2 -  SUBSEQUENT EVENT

          On January 22, 2004, the Board of Directors ratified a consulting agreement entered into on December 17, 2003 with ETN Financial Services Group, LLC ("ETN Financial"). Under the agreement, ETN Financial has agreed to purchase 100,000 shares of the Company's common stock at a purchase price of $.25 per share. Additionally, the Company will issue ETN Financial warrants to purchase 400,000 shares of the Company's common stock at $.25 per share, however, in the event the Company does not consummate a transaction within one year of the execution of the agreement, then warrants to purchase 200,000 shares of the Company's common stock held by ETN Financial shall be forfeited. The warrants are exercisable for a period of five years from the date of issuance and shall contain a cashless exercise provision. On February 11, 2004, the Company received $25,000 from ETN Financial as payment for the 100,000 shares of common stock.

Item 2. Management's Discussion and Analysis and Plan of Operations


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003, which is incorporated herein by reference.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Source of Revenue

     Since September 1, 2002, the Company's only source of revenues, other than interest income, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). A copy of the assignment agreement with NECG is attached to the Company's Current Report on Form 8-K, dated September 27, 2002, and is incorporated herein by reference.

4net Software's Acquisition Strategy

     The Company is pursuing an Acquisition Strategy, whereby 4net Software is seeking to enter into an acquisition, merger or other business combination transaction (a "Transaction") with an undervalued businesses (a "Target Company") with a history of operating revenues in markets that provide room for growth. 4net Software is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with a Target Company that will enhance 4net Software's revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

     In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the stockholders for their consideration. In some instances, however, the proposed Transaction may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders' advice and consent, or because of a requirement of applicable law to do so.


Results Of Operations

     For the three month periods ended December 31, 2003 and 2002, the Company had revenue of $642 and $3,707, respectively. Operating expenses for the three month periods ended December 31, 2003 and 2002 were $5,783 and $69,305, respectively. For the three month periods ended December 31, 2003 and 2002, the Company had net losses of $5,052 and $65,102, respectively.

Liquidity and Capital Resources

     During the three month period ended December 31, 2003, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of December 31, 2003, the Company had cash on hand in the amount of $54,792. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.


     Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. However, there can be no assurances that 4net Software will successfully complete any Transaction or that if 4net Software can complete a Transaction that the business of the Target Company will enable 4net Software to achieve profitability.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


Item 3. Controls and Procedures.


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

     Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended December 31, 2003, the Company was not a party to any material legal proceedings.

Item 2. Changes in Securities.

     On December 17, 2003, the Company entered into a consulting agreement(the "ETN Agreement") with ETN Financial Services, Inc. (the "ETN Financial") to provide consulting services to the Company specifically related to seeking, identifying, and investigating prospective target companies for mergers, acquisitions, business combinations, and/or similar transactions (a "Transaction"). A copy of the ETN Agreement is attached hereto as an exhibit and is incorporated herein by reference. Pursuant to the ETN Agreement, ETN Financial will: (i) present and introduce the Company to members of the investment community to generate investor interest in the Company, (ii) assist the Company in areas of investor relations and corporate communications, (iii) assist the Company in creating new relationships to enhance the Company's existing and future business, (iv) seek to ally the Company with collaborative and strategic partners with the goal of identifying and establishing new markets for the Company and its future products, (v) establish a cohesive and streamlined investor relations department and assist in its deployment and (vi) share files and collected data with the Company for marketing purposes and to inform interested parties of corporate developments. The ETN Agreement is for a term of one year.

     Pursuant to the ETN Agreement, the Company agreed to sell ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issue to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). The ETN Warrants shall be exercisable for a period of five (5) years from the date of issuance and shall contain a cashless exercise provision. In the event that the Company does not consummate a Transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of this Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the WTN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share. The Company also provided ETN Financial certain registration rights in connection with the securities issued to ETN Financial under the ETN Agreement.

Subsequent Event
-----------------

     On January 22, 2004, the Board of Directors of the Company approved and ratified the consulting agreement entered into on December 17, 2003 with ETN Financial. On February 11, 2004, the Company received $25,000 from ETN Financial as payment for the ETN Shares in accordance with the ETN Agreement.

         The ETN Shares and the ETN Warrants are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.


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

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9# Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.10#@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.11# Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park, which is attached hereto as an exhibit and is incorporated herein by reference. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

10.12# Common Stock Purchase Warrant to purchase 82,000 shares of common stock at a purchase price of $.50 per share issued to Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.12 to the
             Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.13# First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of
           August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the
             Company's Current Report on Form 8-K, dated September 27, 2002)

10.14#     Assignment Agreement, dated as of September 18, 2002, between
           4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.15* Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

31* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

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


February 13, 2004

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

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
10.15       Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.