Form 10QSB
period 2004-03-31
4NET SOFTWARE INC
filed 2004-05-17
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2004

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

As of May 12, 2004, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of March 31, 2004 (unaudited)
         and September 30, 2003 (audited).................................  3

Statements of Operations (three-months ended March 31, 2004 and 2003).....  4

Statements of Operations (six-months ended March 31, 2004 and 2003).......  5

Statements of Cash Flows (six-months ended March 31, 2004 and 2003).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management Discussion and Analysis and Plan of Operations........  9

Item 3.  Controls and Procedures..........................................  10


PART II - OTHER INFORMATION...............................................  11

Item 1.  Legal Proceedings................................................  11

Item 2.  Changes in Securities............................................  11

Item 6.  Exhibits & Reports on Form 8-K...................................  11

SIGNATURES................................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       March 31, 2004   September 30, 2003
                                                                         (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                $    61,614        $    72,537
     Accounts receivable - other                                                 552                642
                                                                         -----------        -----------
TOTAL CURRENT ASSETS                                                          62,166             73,179
     Other                                                                        --              3,834
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    62,166        $    77,013
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     2,457        $    21,275
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      2,457             21,275
                                                                         -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,761,018                                      88                 87
     Capital in excess of par value                                        3,152,260          3,113,261
     Accumulated deficit                                                  (3,092,639)        (3,057,610)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 59,709             55,738
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    62,166        $    77,013
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                2004           2003
                                             -----------    -----------

REVENUES
     Contract Income                         $       462    $     2,903
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   16,491         18,384
     Compensation Expense - Stock Warrants        14,000             --
                                             -----------    -----------
TOTAL OPERATING EXSPENSES                         30,491         18,384
                                             -----------    -----------
LOSS FROM OPERATIONS                             (30,029)       (15,481)
                                             -----------    -----------

OTHER INCOME

     Cost Recovery                                    --         50,000
     Other Income                                     52            348
                                             -----------    -----------
TOTAL OTHER INCOME                                    52         50,348
                                             -----------    -----------

NET LOSS                                     $   (29,977)   $    34,867
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,715,963      8,661,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.003)   $      .004
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                 2004           2003
                                             -----------    -----------

REVENUES
     Contract Income                         $     1,104    $     6,610
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   22,274         87,689
     Compensation Expense - Stock Warrants        14,000             --
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          36,274         87,689
                                             -----------    -----------
LOSS FROM OPERATIONS                             (35,170)       (81,079)
                                             -----------    -----------

OTHER INCOME

     Cost Recovery                                    --         50,000
     Other Income                                    141            844
                                             -----------    -----------
TOTAL OTHER INCOME                                   141         50,844
                                             -----------    -----------

NET LOSS                                     $   (35,029)   $   (30,235)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,688,491      8,661,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.004)   $     (.003)
                                             ===========    ===========




              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                            2004        2003
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (35,029)  $ (30,235)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
    Issuance of stock warrants                              14,000          --
    Changes in assets and liabilities:
       Decrease in accounts receivable                          90         115
       Decrease in other assets                              3,834          --
       Decrease in accounts payable and accrued expenses   (18,818)    (11,464)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (35,923)    (41,584)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                          25,000          --
                                                         ---------   ---------
Net Cash Provided by Financing Activities                   25,000          --
                                                         ---------   ---------

Net Decrease in Cash                                       (10,923)    (41,584)

CASH - BEGINNING OF PERIOD                                  72,537     143,026
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  61,614   $ 101,442
                                                         =========   =========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         4net Software, Inc., formerly known as 4networld.com, Inc., (the "Company") was incorporated under the laws of the State of Delaware in 1986. In March 2001, 4networld.com, Inc. effectuated an upstream merger of its wholly owned subsidiary, 4net Software, Inc. (the "Subsidiary") into 4net world.com, Inc. and changed the name of the Company to 4net Software, Inc.

         BUSINESS ACTIVITY

         The Company has focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired(1) is an established business with viable services and/or products,(2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases shareholder value.

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month periods ended March 31, 2004, respectively, are not necessarily indicative of the operating results for the entire year.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2004, there were no cash equivalents.

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


NOTE 3   STOCK ISSUANCE

         On January 22, 2004, the Board of Directors ratified a consulting agreement entered into on December 17, 2003 with ETN Financial Services Group, LLC ("ETN Financial"). Under the agreement, ETN Financial has agreed to purchase 100,000 shares of the Company's common stock at a purchase price of $.25 per share. Additionally, the Company will issue ETN Financial warrants to purchase 400,000 shares of the Company's common stock at $.25 per share, however, in the event the Company does not consummate a transaction within one year of the execution of the agreement, then warrants to purchase 200,000 shares of the Company's common stock held by ETN Financial shall be forfeited. The warrants are exercisable for a period of five years from the date of issuance and shall contain a cashless exercise provision. On February 11, 2004, the Company received $25,000 from ETN Financial as payment for the 100,000 shares of common stock. Additionally, the Company recognized an expense in conjunction with the issuance of 200,000 warrants for the difference between the fair market value per share of common stock at the issuance date over the exercise price of the warrants. The total expense recognized was $14,000 for the quarter ended March 31, 2004.

Item 2. Management Discussion and Analysis and Plan of Operations

     The following plan of operations provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to the Company's plan of operations and an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003, which is incorporated herein by reference.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Source of Revenue

     Since September 1, 2002, the Company's only source of revenues, other than interest income, has been its receipt of a royalty fees pursuant to its assignment agreement with New England Computer Group ("NECG"). A copy of the assignment agreement with NECG is attached to the Company's Current Report on Form 8-K, dated September 27, 2002, and is incorporated herein by reference.

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


Results Of Operations


     For the three month periods ended March 31, 2004 and 2003, the Company had revenue of $462 and $2,903, respectively. Operating expenses for the three month period ended March 31, 2004 and 2003 were $30,491 and $18,384, respectively. For the three month periods ended March 31, 2004 and 2003, the Company had net operating losses of $30,029 and $15,481, respectively.

     For the six month periods ended March 31, 2004 and 2003, the Company had revenue of $1,104 and $6,610, respectively. Operating expenses for the six month periods ended March 31, 2004 and 2003 were $36,274 and $87,689, respectively. For the six month periods ended March 31, 2004 and 2003, the Company had net operating losses of $35,170 and $81,079, respectively.

Liquidity and Capital Resources

     During the three month period ended March 31, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of March 31, 2004, the Company had cash on hand in the amount of $61,614. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2004, the Company was not a party to any material legal proceedings.

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

     Pursuant to the ETN Agreement, the Company agreed to sell ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issue to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). The ETN Warrants shall be exercisable for a period of five (5) years from the date of issuance and shall contain a cashless exercise provision. In the event that the Company does not consummate a Transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of this Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share. The Company also provided ETN Financial certain registration rights in connection with the securities issued to ETN Financial under the ETN Agreement.

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

31* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     On February 4, 2004, the Company filed a Current Report of Form 8-K disclosing a change in the Company's address and telephone number, which is incorporated herein by reference.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 17, 2004

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

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
31          President's Statement Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.