Form 10QSB
period 2004-06-30
4NET SOFTWARE INC
filed 2004-08-16
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2004

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


                 100 Mill Plain Road, Danbury, Connecticut 06811
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

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

As of August 11, 2004, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of June 30, 2004 (unaudited)
         and September 30, 2003 (audited).................................  3

Statements of Operations (three-months ended June 30, 2004 and 2003)......  4

Statements of Operations (nine-months ended June 30, 2004 and 2003).......  5

Statements of Cash Flows (nine-months ended June 30, 2004 and 2003).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management Discussion and Analysis and Plan of Operations........  9

Item 3.  Controls and Procedures..........................................  10


PART II - OTHER INFORMATION...............................................  11

Item 1.  Legal Proceedings................................................  11

Item 6.  Exhibits & Reports on Form 8-K...................................  11

SIGNATURES................................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                        June 30, 2004   September 30, 2003
                                                                         (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                $    57,749        $    72,537
     Accounts receivable - other                                                 552                642
                                                                         -----------        -----------
TOTAL CURRENT ASSETS                                                          58,301             73,179
     Other                                                                        --              3,834
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    58,301        $    77,013
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     3,075        $    21,275
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      3,075             21,275
                                                                         -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,861,018 at June 30, 2004
          and 8,761,018 at September 23, 2003                                     88                 87
     Capital in excess of par value                                        3,152,260          3,113,261
     Accumulated deficit                                                  (3,097,122)        (3,057,610)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 55,225             55,738
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    58,301        $    77,013
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004           2003
                                             -----------    -----------

REVENUES
     Contract Income                         $       552    $       642
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                    5,094          8,371
                                             -----------    -----------
TOTAL OPERATING EXPENSES                           5,094          8,371
                                             -----------    -----------
LOSS FROM OPERATIONS                              (4,542)        (7,729)
                                             -----------    -----------

OTHER INCOME

     Other Income                                     59            299
                                             -----------    -----------
TOTAL OTHER INCOME                                    59            299
                                             -----------    -----------

NET LOSS                                     $    (4,483)   $    (7,430)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,712,478      8,661,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $    (.0005)   $     (.001)
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004           2003
                                             -----------    -----------

REVENUES
     Contract Income                         $     1,656    $     7,252
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   27,368         96,060
     Compensation Expense - Stock Warrants        14,000             --
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          41,368         96,060
                                             -----------    -----------
LOSS FROM OPERATIONS                             (39,712)       (88,808)
                                             -----------    -----------

OTHER INCOME

     Cost Recovery                                    --         50,000
     Other Income                                    200          1,143
                                             -----------    -----------
TOTAL OTHER INCOME                                   200         51,143
                                             -----------    -----------

NET LOSS                                     $   (39,512)   $   (37,665)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,712,478      8,661,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.005)   $     (.004)
                                             ===========    ===========




              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                            2004        2003
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (39,512)  $ (37,665)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
    Issuance of stock warrants                              14,000          --
    Changes in assets and liabilities:
       Decrease in accounts receivable                          90       1,963
       Decrease in other assets                              3,834          --
       Decrease in accounts payable and accrued expenses   (18,200)    (18,693)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (39,788)    (54,395)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                          25,000          --
                                                         ---------   ---------
Net Cash Provided by Financing Activities                   25,000          --
                                                         ---------   ---------

Net Decrease in Cash                                       (14,788)    (54,395)

CASH - BEGINNING OF PERIOD                                  72,537     143,026
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  57,749   $  88,631
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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month periods ended June 30,
           2004, respectively, are not necessarily indicative of the operating results for the entire year.

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

         CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2004, there were no cash equivalents.

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


NOTE 3   STOCK ISSUANCE

         On January 22, 2004, the Board of Directors ratified a consulting agreement entered into on December 17, 2003 with ETN Financial Services Group, LLC ("ETN Financial"). Under the agreement, ETN Financial has agreed to purchase 100,000 shares of the Company's common stock at a purchase price of $.25 per share. Additionally, the Company will issue ETN Financial warrants to purchase 400,000 shares of the Company's common stock at $.25 per share, however, in the event the Company does not consummate a transaction within one year of the execution of the agreement, then warrants to purchase 200,000 shares of the Company's common stock held by ETN Financial shall be forfeited. The warrants are exercisable for a period of five years from the date of issuance and shall contain a cashless exercise provision. On February 11, 2004, the Company received $25,000 from ETN Financial as payment for the 100,000 shares of common stock. Additionally, the Company recognized an expense in conjunction with the issuance of 200,000 warrants for the difference between the fair market value per share of common stock at the issuance date over the exercise price of the warrants. The total expense recognized was $14,000 through the period ended June 30, 2004.

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

4net Software's Acquisition Strategy

     The Company is pursuing an Acquisition Strategy, whereby 4net Software is seeking to enter into an acquisition, merger or other business combination transaction (a "Transaction") with an undervalued company(a "Target Company") with a history of operating revenues in markets that provide room for growth. 4net Software is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with a Target Company that will enhance 4net Software's revenues and increase shareholder value. 4net Software utilizes several criteria to evaluate a Target Company including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings,
(5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Results Of Operations

     For the three month periods ended June 30, 2004 and 2003, the Company had revenue of $552 and $642, respectively. Operating expenses for the three month periods ended June 30, 2004 and 2003 were $5,094 and $8,371, respectively. For the three month periods ended June 30, 2004 and 2003, the Company had net operating losses of $4,542 and $7,729, respectively.

     For the nine month periods ended June 30, 2004 and 2003, the Company had revenue of $1,656 and $7,252, respectively. Operating expenses for the nine month periods ended June 30, 2004 and 2003 were $41,368 and $96,060, respectively. For the nine month periods ended June 30, 2004 and 2003, the Company had net operating losses of $39,712 and $88,808, respectively.

Liquidity and Capital Resources

     During the three month period ended June 30, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of June 30, 2004, the Company had cash on hand in the amount of $57,749. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

     Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2004, the Company was not a party to any material legal proceedings.


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

31* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

     b. Reports on Form 8-K.

        During the quarter ended June 30, 2004, the Company did not file a Current Report of Form 8-K.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 2004

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