Form 10KSB
period 2004-09-30
4NET SOFTWARE INC
filed 2004-12-30
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4net Software, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                      ----------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

100 Mill Plain Road, Danbury  Connecticut                          06811
---------------------------------------------------             ----------
     (Address of principal executive offices)                   (Zip code)

                                 (203) 791-3872
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

             Yes [X]                            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,208.

As of December 8, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $654,306. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of December 8, 2004, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

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


4net Software's Content Management and Web Site Design Business

        During the fiscal year ended September 30, 2001, 4net Software was engaged in the business of providing content management and content syndication software, Web site hosting services and designing business-critical Web sites (the "Content Management and Web Site Design Business"). During the fiscal year ended September 30, 2001, the Company attempted to license its proprietary software, namely 4netManager(TM). 4netManager(TM) provides non-technical users the ability to update and maintain their own Web site. The Company also provided Web site development services to small and middle sized companies. Typically, in connection with licensing of 4netManager(TM) and the Web site development services the Company attempted to provide its customers with Web-site hosting services.

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

        Effective September 1, 2002, the Company entered into an assignment agreement with New England Computer Group., an unrelated Connecticut corporation ("NECG"), pursuant to which the Company assigned to NECG all of the Company's servicing of web hosting clients. Pursuant to the agreement NECG agreed to pay a royalty fee equal to 50% of the revenues generated by the assigned clients, excluding revenues generated by additional programming work performed by NECG for the assigned clients. A copy of the Assignment Agreement between the Company and NECG is attached to the Company's current report on Form 8-K, dated September 27, 2002 and is incorporated herein by reference.

         During the year ended September 30, 2004, the Company's sole source of revenues from the Content Management and Web Site Design Business was the royalty fee pursuant to the Assignment Agreement with NECG. Currently, 4net Software's involvement in the Content Management and Web Site Design Business is limited to receiving royalties pursuant to its assignment agreement with NECG. While the Company owns the proprietary rights to 4netManager(TM), the Company does not have sufficient capital to further develop or exploit its intellectual property rights. There can be no assurances that the Company will ever generate any additional revenues from 4netManager(TM).

Competition of 4net Software's Content Management and Web Site Design Business

        The former business of 4net Software, providing Web site content management, syndication and Web design services, is a highly competitive industry. 4net Software encountered intense competition from other entities in its industry, due to among other things a decrease in technology spending. Many of these entities, including large information technology consulting service providers such as major accounting firms; large Internet hosting services such as Verio; global and regional Web development companies such as Industrial Medium; vendors of software that directly address elements of e-business applications such as BroadVision; and developers of software that address certain technology components of e-business applications (e.g., content management), such as Interwoven, are well-established, have extensive experience and possess greater financial, technical, human and other resources than the Company. 4net Software's financial resources were limited in comparison to many of its competitors when it competed in the Content Management and Web Site Design Business.

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

         On or about February 12, 2003, the Company was advised that NWT was unwilling to proceed with the merger transaction contemplated by the December LOI. Based on the correspondence received from NWT, 4net Software notified NWT that the December LOI terminated based upon NWT's unwillingness to proceed with the merger. On February 14, 2003, the Company issued a press release disclosing NWT's unwillingness to proceed with the merger transaction as contemplated by the December LOI. Shortly thereafter NWT agreed to and did pay the Company the break up fee of $50,000 as required by the December LOI.

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


Employees

         As of December 8, 2004, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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

The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2004 and September 30, 2003 the Company has had revenues from operations of $2,208 and $7,895, respectively. For the fiscal years ended September 30, 2004 and September 30, 2003, the Company has had net losses of 48,650 and $55,900, respectively. Other than the revenues received from NECG for servicing the Company's former web hosting clients, the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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

Competition of Content Management and Web Site Design Business

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

Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 8, 2004, Mr. Bronson beneficially owned 5,942,210 shares of the Company's common stock. Such ownership includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share held directly by Mr. Bronson. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006. Mr. Bronson's beneficial ownership represents approximately 65% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 8, 2004 the Company had 8,761,018 shares of common stock issued and outstanding and 91,238,982 Authorized but unissued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


ITEM 2.    DESCRIPTION OF PROPERTY.


        On January 5, 2004, 4net Software, Inc. (the "Company") relocated its offices from 10 South Street, Suite 202, Ridgefield, Connecticut, 06877 to 100 Mill Plain Road, Danbury, Connecticut 06811. Additionally, the Company's telephone number changed to (203) 791-3872. The Company is using a portion of The premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

        Prior to January 5, 2004, the Company subleased a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company's monthly rent obligation for its prior office was $1,000 per month plus a flat fee of $50 per month for utilities.


ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not currently a party to any legal proceedings.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2004, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, par value $.00001 per share, is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "FNSI."

        The following table sets forth the range of high and low prices for the Company's common stock as quoted by YahooFinance.com for the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2004:   1st Quarter, through December 31, 2003      $.11           $.30
              2nd Quarter, through March 31, 2004         $.23           $.45
              3rd Quarter, through June 30, 2004          $.30           $.55
              4th Quarter, through September 30, 2004     $.28           $.39


      2003:   1st Quarter, through December 31, 2002      $.15           $.51
              2nd Quarter, through March 31, 2003         $.23           $.50
              3rd Quarter, through June 30, 2003          $.12           $.30
              4th Quarter, through September 30, 2003     $.12           $.12


        As of December 8, 2004, the reported closing bid and ask prices on the Company's common stock were $.28 and $.35, respectively.


Holders

        As of December 8, 2004, the Company's common stock was held by approximately 124 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.


Dividends

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

        The following information relates to sales of unregistered securities by the Company during the fiscal year ended September 30, 2004. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

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

     Pursuant to the ETN Agreement, the Company sold ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issued to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). The ETN Warrants shall be exercisable for a period of five (5) years from the date of issuance and shall contain a cashless exercise provision. In the event that the Company does not consummate a Transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of this Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share. The Company also provided ETN Financial certain registration rights in connection with the securities issued to ETN Financial under the ETN Agreement.

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


Subsequent Event
-----------------

         On December 17, 2004, in accordance with the ETN Agreement, ETN Financial returned warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share to the Company.


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


Source of Revenue

        Since September 1, 2002, the Company only source of operating revenues, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). For the fiscal year ended September 30, 2004 ("Fiscal 2004"), the Company has received approximately $2,208 in royalties pursuant to the agreement with NECG. Additionally, during Fiscal 2004 the Company raised $25,000 through the sale of common stock to ETN Financial.


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


Results of Operations

        During the year ended September 30, 2004, the Company's revenues from operations was $2,208, compared to $7,895 for the year ended September 30, 2003 ("Fiscal 2003"). Additionally, in Fiscal 2003 the Company recorded other income of $51,341, $50,000 of which was the break-up fee from the proposed transaction with NWT. Accordingly, the Company's total revenue and other income was $59,236 for Fiscal 2003 compared to total revenue and other income of $2,613 in Fiscal 2004.

        During Fiscal 2004, the Company incurred operating expenses of $51,263 compared to operating expenses of $115,136 for Fiscal Year 2003, a decrease of $63,873. The decrease in operating expenses is due to the fact that in Fiscal 2004 the Company did not incur expenses in negotiating a business combination transaction, while in Fiscal 2003 the Company incurred expenses associated with respect to the NWT Transaction.

        For Fiscal 2004 the Company incurred an operating net loss of $49,055 compared to an operating net loss of $107,241 for Fiscal 2003, an decrease of $58,186. The decrease in operating net loss is due to the fact that in Fiscal 2004 the Company did not incur expenses in negotiating a business combination transaction, while in Fiscal 2003 the Company incurred expenses associated with respect to the NWT Transaction.


Liquidity and Capital Resources

        During Fiscal 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the year, and cash generated from the sale of 100,000 shares of common stock for $25,000 during the year. As of September 30, 2004, the Company had working capital of $46,088. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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


ITEM 7.    FINANCIAL STATEMENTS.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-13.


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

        On December 9, 2003, the Company engaged Kostin, Ruffkess & Company, LLC as its new independent accountants. During the two most recent fiscal years and through December 9, 2003 the Company had not consulted Kostin, Ruffkess & Company, LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the registrant, and neither a written report was provided to the Company or oral advice was provided that Kostin, Ruffkess & Company, LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2004. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            39            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                52            Director
Alan Rosenberg               35            Director

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

       Alan Rosenberg has served as a director of the Company since March 17, 2000. Mr. Rosenberg currently serves as an Agency Chief Information Officer for the City of New York's Department of Small Business Services. Prior to that, he was a Director in the Office of the CIO for the Department of Information Technology and Telecommunications for the City of New York. He also served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. Mr. Rosenberg recently graduated from Polytechnic University with a MS in the Management of Technology and holds a BA from The Ohio State University.


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


Committees of the Board of Directors

        During Fiscal 2004, the Board of Directors took action 2 times and held 2 meetings. The Board of Directors has a standing Audit Committee. During Fiscal 2004, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2004, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.


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


Code of Ethics

         The Board of Directors of the Company adopted a Code of Ethics for the Company. A copy of the Code of Ethics is attached hereto as Exhibit 14.

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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                          Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2004          $0             0             0             0
           CEO and President(3)         2003          $0             0             0             0
                                        2002          $60,000(4)     0             0             0

-------------------

(1) This table contains the actual salary that was paid to the executive for the relevant fiscal year.

(2) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We did not award stock appreciation rights or long term incentive plan pay-outs.

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

Options Granted to Employees in Fiscal 2004

        No stock options were granted to employees during fiscal year ended September 30, 2004.


Aggregate Option Exercises in Fiscal 2004 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2004, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

-------------------

(1) Calculated on the basis of $.30 per share, the closing price of the common stock on the over-the-counter market on September 30, 2004, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors

     In the fiscal year ended September 30, 2004, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

     At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of December 8, 2004, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------
Steven N. Bronson       Chairman, CEO           5,942,210(2)           65%
                        and President
Alan Rosenberg          Director                   40,000(3)            *
Leonard Hagan           Director                   40,000(4)            *

All directors and executive officers            6,022,210              66%
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

(3) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $2.26 per share (100% of the closing price on the date of grant) issued to Mr. Rosenberg on May 11, 2000, which expire on May 10, 2005.and options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Rosenberg on August 28, 2000, which expire on August 27, 2005.

(4) Includes options to purchase 10,000 shares of common stock of the Company exercisable at $2.26 per share (100% of the closing price on the date of grant) issued to Mr. Hagan on May 11, 2000, which expire on May 10, 2005. and options to purchase 10,000 shares of common stock of the Company exercisable at $.5625 per share (100% of the closing price on the date of grant) issued to Mr. Hagan on August 28, 2000, which expire on August 27, 2005.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On January 5, 2004, 4net Software, Inc. (the "Company") relocated its offices from 10 South Street, Suite 202, Ridgefield, Connecticut, 06877 to 100 Mill Plain Road, Danbury, Connecticut 06811. Additionally, the Company's telephone changed to (203) 791-3872. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

        Prior to January 5, 2004, the Company subleased a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company's monthly rent obligation for its prior office was $1,000 per month plus a flat fee of $50 per month for utilities.


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

10.12# Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002).

10.13# First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of
           August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the
             Company's Current Report on Form 8-K, dated September 27, 2002)

10.14#     Assignment Agreement, dated as of September 18, 2002, between
           4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.15# Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

14*     Code of Ethics

31*     President's Written Certification Of Financial Statements
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*     President's Written Certification Of Financial Statements
        Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


        b         Reports on Form 8-K.

        On December 12, 2003, the Company filed a current report on Form 8-K, disclosing the change of independent auditors, and such report is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $8,250 and $7,546. for fiscal years 2004 and 2003, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $1,750 for fiscal years 2004 and 2003.


All Other Fees.
--------------

None.

            The audit committee approved the engagement of Kostin, Ruffkess & Company, LLC in the preparation of the Company's tax returns for fiscal year 2004.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 29, 2004
of the Board of Directors
December 29, 2004




/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 29, 2004

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
14          Code of Ethics

31 President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 and 2003

                               4NET SOFTWARE, INC.
                          Index to Financial Statements




Report of Independent Registered Public
    Accounting Firm                                              F-2

 Balance Sheet
     September 30, 2004                                          F-3

Statements of Operations
     Years Ended September 30, 2004 and 2003                     F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2004 and 2003                     F-5

Statements of Cash Flows
     Years Ended September 30, 2004 and 2003               F-6 - F-7

Notes to Financial Statements                              F-8 - F-13

To the Board of Directors
4net Software, Inc.



            Report of Independent Registered Public Accounting Firm


We have audited the accompanying balance sheet of 4net Software, Inc. (the "Company") as of September 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Kostin, Ruffkess & Company , LLC

Kostin, Ruffkess & Company , LLC
Farmington, Connecticut
December 17, 2004

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004


                                        ASSETS

CURRENT ASSETS
     Cash                                                           $    54,311
     Accounts receivable - other                                            552
                                                                    -----------

     Total Current and Other Assets                                 $    54,863
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     8,775
                                                                    -----------
            Total Current Liabilities
                                                                          8,775
                                                                    -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none
     Common stock $.00001 par value; authorized-100,000,000 shares           --
          Issued and outstanding - 8,761,018 shares                          88
     Capital in excess of par value                                   3,152,260
     Accumulated (deficit)                                           (3,106,260)
                                                                    -----------

                                                                          46,088
                                                                    -----------

                                                                     $    54,863
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                       2004            2003

REVENUES
     Web hosting, licensing and design services    $     2,208     $     7,895
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative                         37,263         115,136
     Compensation expense - stock warrants              14,000              --
                                                   -----------     -----------

                                                        51,263         115,136
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (49,055)       (107,241)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
     Cost recovery                                          --          50,000
     Other income                                          405           1,341
                                                   -----------     -----------

                                                           405          51,341
                                                   -----------     -----------

NET LOSS                                           $   (48,650)    $   (55,900)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                                    8,724,580       8,661,018
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - Basic                  $      (.01)    $      (.01)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                      Capital in
                                               Common Stock       Preferred Stock     Excess of     Accumulated
                                            Shares      Amount    Shares    Amount    Par Value       Deficit          Total

Balance, September 30, 2002                8,661,018        87       --        --      3,113,261     (3,001,710)        111,638

Net loss                                          --        --       --        --             --        (55,900)        (55,900)
                                         -----------    ------    -----    ------    -----------    -----------     -----------
Balance, September 30, 2003                8,661,018    $   87       --    $   --    $ 3,113,261    $(3,057,610)    $    55,738

Issuance of 100,000 shares common stock       100,000        1       --        --         24,999             --          25,000

Net loss                                          --        --       --        --             --        (48,650)        (48,650)

Compensation on issuance
      of stock warrants                           --        --       --        --         14,000             --          14,000
                                         -----------    ------    -----    ------    -----------    -----------     -----------

Balance, September 30, 2004                8,761,018    $   88       --    $   --    $ 3,152,260    $(3,106,260)    $    46,088
                                         ===========    ======    =====    ======    ===========    ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                          2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                           $ (48,650)    $ (55,900)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Increase in compensation-issuance of stock warrants                14,000            --

    Changes in assets and liabilities:
       Decrease in accounts receivable                                        90         1,963
       Decrease in accounts payable and accrued expenses                 (12,500)      (16,552)
       Decrease in other assets                                            3,834            --
                                                                       ---------     ---------

Net cash used in operating activities                                    (43,226)      (70,489)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash provided from issuance of common stock                           25,000            --
                                                                       ---------     ---------

Net cash from financing activities                                        25,000            --
                                                                       ---------     ---------



NET DECREASE IN CASH                                                     (18,226)      (70,489)

CASH - BEGINNING OF YEAR                                                  72,537       143,026
                                                                       ---------     ---------

CASH - END OF YEAR                                                     $  54,311     $  72,537
                                                                       =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the year ended September 30, 2004, the Company issued 200,000 shares of common stock warrants, recognizing compensation of $14,000 at the time of issuance.


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

         BUSINESS ACTIVITY

         During the year ended September 30, 2004, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired
         (1) is an established business with viable services and/or products,
         (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases shareholder value.

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

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,106,260 and $3,057,610 through September 30, 2004 and September 30, 2003, respectively. As discussed in Note 1, the Company assigned all of its clients and revenues relating to its historical line of business. As of September 30, 2004 and September 30, 2003, the Company has no principal operations or significant revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 3 - STOCKHOLDERS' EQUITY


         On December 17, 2003, the Company entered into a consulting agreement(the "ETN Agreement") with ETN Financial Services, Inc. (the "ETN Financial") to provide consulting services to the Company specifically related to seeking, identifying, and investigating prospective target companies for mergers, acquisitions, business combinations, and/or similar transactions (a "Transaction"). Pursuant to the ETN Agreement, the Company sold ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issued to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). In the event that the Company does not consummate a Transaction as a result or consequence of an Introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of this Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share.

         The warrants are exercisable for a period of five years from the date of issuance and shall contain a cashless exercise provision. On February 11, 2004, the Company received $25,000 from ETN Financial as payment for the 100,000 shares of common stock. Additionally, the Company recognized an expense in conjunction with the issuance of 200,000 warrants for the difference between the fair market value per share of common stock at the issuance date over the exercise price of the warrants. The total expense recognized was $14,000 for the year ended September 30, 2004.

         On December 17, 2004, in accordance with the ETN Agreement, ETN Financial returned warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share to the Company.

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

         The status of outstanding options granted pursuant to the plan is as follows:

                                                         Number of     Weighted Avg.    Weighted Avg.
                                                           Shares      Exercise Price    Fair Value

         Options Outstanding- September 30, 2002           370,000         $ .66            $ .42
         (370,000 exercisable)
         Granted                                                --
                                                          --------

         Options Outstanding- September 30, 2003           370,000         $ .66            $ .42
         (370,000 exercisable)
         Granted                                                --
                                                          --------

         Options Outstanding - September 30, 2004          370,000         $ .66            $ .42
         (370,000 exercisable)                            ========

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTION PLAN (Continued)

         The weighted average remaining contractual life of the options was 2 years. The expiration dates and exercise prices of stock options which were outstanding at September 30, 2004, were as follows:

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


NOTE 5 - RELATED PARTY TRANSACTIONS

         On January 5, 2004, 4net Software, Inc. (the "Company") relocated its offices from 10 South Street, Suite 202, Ridgefield, Connecticut, 06877 to 100 Mill Plain Road, Danbury, Connecticut 06811. Additionally, the Company's telephone number changed to (203) 791-3872. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

         Prior to January 5, 2004, the Company subleased a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company's monthly rent obligation for its prior office was $1,000 per month plus a flat fee of $50 per month for utilities.

         Rent expense for the year ended September 30, 2004 was $3,150. Rent expense for the year ended September 30, 2003 was $12,600.

         During the years ended September 30, 2004 and 2003, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

         In March 2001, the Company entered into a Merger and Acquisition Advisory Agreement with Catalyst Financial LLC. Under the terms of the agreement, Catalyst Financial LLC will earn a fee, as outlined in the agreement, in the event the Company completes a merger or similar transaction. As of September 30, 2004, no merger or similar transaction had been completed under the agreement.

         During the year ended September 30, 2003, the Company incurred $4,969 for professional services rendered by an entity controlled by a Director of the Company. The Company did not incur such expenses for the year ended September 30, 2004.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - INCOME TAXES

         At September 30, 2004, the Company had a net operating loss carryforward of approximately $1,896,397 that may be offset against future taxable income, if any, through 2023. These carry-forwards are subject to review by the Internal Revenue Service.


         Unused net operating losses of approximately $1,896,397 available at September 30, 2004 for carry-forward against future years' taxable income are as follows:

                                                          Loss Can be
                   Loss Incurred In       Amount        Carryforward To:
                   ----------------       ------        ----------------
                   September 30, 1989    $126,003     September 30, 2004
                   September 30, 1990    $222,873     September 30, 2005
                   September 30, 1991    $227,991     September 30, 2006
                   September 30, 1992    $155,394     September 30, 2007
                   September 30, 1993    $102,487     September 30, 2008
                   Remaining years       $1,061,649   September 30, 2009
                                                      through September 30, 2023

         The Company has fully reserved the $644,800 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2004 and 2003.