Form 10KSB/A
period 2004-09-30
4NET SOFTWARE INC
filed 2005-02-22
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

As of February 18, 2005 there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.


                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-KSB for the year ended September 30, 2004 to restate is financial statements for the year ended September 30, 2004. Specifically, in the quarter ended March 31, 2004, the Registrant recognized an expense in the amount of $14,000 in connection with the issuance of 200,000 warrants on December 17, 2003 pursuant to a consultant agreement. The Registrant's financial statements needed to be restated because the correct measurement date for the issuance occurred in the quarter ended December 31, 2003 and the Registrant did not need to recognize a $14,000 expense in conjunction with the issuance of the 200,000 warrants because the exercise price of the warrants exceeded the fair value of the common stock at the measurement date.

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


Employees

         As of February 18, 2005, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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

The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2004 and September 30, 2003 the Company has had revenues from operations of $2,208 and $7,895, respectively. For the fiscal years ended September 30, 2004 and September 30, 2003, the Company has had net losses of $34,650 (Restated) and $55,900, respectively. Other than the revenues received from NECG for servicing the Company's former web hosting clients, the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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

Mr. Bronson Has Effective Control of the Company's Affairs

        As of February 18, 2005, Mr. Bronson beneficially owned 5,942,210 shares of the Company's common stock. Such ownership includes options to purchase 300,000 shares of common stock of the Company exercisable at $.55 per share held directly by Mr. Bronson. These options are set to expire on June 29, 2005. Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006. Mr. Bronson's beneficial ownership represents approximately 65% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of February 18, 2005, the Company had 8,761,018 shares of common stock issued and outstanding and 91,238,982 Authorized but unissued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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


        As of February 18, 2005, the reported closing bid and ask prices on the Company's common stock were $.20 and $.22, respectively.


Holders

        As of February 18, 2005, the Company's common stock was held by approximately 124 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.


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

     Pursuant to the ETN Agreement, the Company sold ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issued to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). The ETN Warrants shall be exercisable for a period of five (5) years from December 17, 2003 and shall contain a cashless exercise provision. In the event that the Company does not consummate a Transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of this Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share. The Company also provided ETN Financial certain registration rights in connection with the securities issued to ETN Financial under the ETN Agreement.

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

        During Fiscal 2004, the Company incurred operating expenses of $37,263 compared to operating expenses of $115,136 for Fiscal Year 2003, a decrease of $77,873. The decrease in operating expenses is due to the fact that in Fiscal 2004 the Company did not incur expenses in negotiating a business combination transaction, while in Fiscal 2003 the Company incurred expenses associated with respect to the NWT Transaction.

        For Fiscal 2004 the Company incurred a loss from operations of $35,055 compared to a loss from operations of $107,241 for Fiscal 2003, a decrease of $72,186. The decrease in operating net loss is due to the fact that in Fiscal 2004 the Company did not incur expenses in negotiating a business combination transaction, while in Fiscal 2003 the Company incurred expenses associated with respect to the NWT Transaction.


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


Subsequent Event
----------------

        On January 14, 2005 the Company dismissed Kostin, Ruffkess & Company, LLC as its independent accountants. The reports of Kostin, Ruffkess & Company, LLC on the financial statements for the fiscal years ended September 30, 2004 and September 30, 2003 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles. The report of Kostin, Ruffkess & Company, LLC on the financial statements for the fiscal year ended September 30, 2004 contained an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern.

        On January 14, 2005, the Company engaged Carlin, Charron & Rosen, LLP as its new independent accountants. During the two most recent fiscal years and through January 14, 2005 the Company had not consulted Carlin, Charron & Rosen, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the registrant, and neither a written report was provided to the Company or oral advice was provided that Carlin, Charron & Rosen, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

        The Board of Directors of the Company, participated in and approved the decision to change independent accountants. The Company filed a current report on Form 8-K on January 18, 2005, disclosing the change of independent auditors, and such report is incorporated herein by reference.


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

14*     Code of Ethics

31*     President's Written Certification Of Financial Statements
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*     President's Written Certification Of Financial Statements
        Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


        b         Reports on Form 8-K.

        The Company did not file a current report on Form 8-K during the quarter ended September 30, 2004.


Subsequent Event
----------------

         On January 18, 2005, the Company filed a current report on Form 8-K, disclosing a change of the Company's independent auditors, and such report is incorporated herein by reference.

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


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       February 22, 2005
of the Board of Directors
February 22, 2005




/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
February 22, 2005

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
14          Code of Ethics

31 President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 (Restated) and 2003

                               4NET SOFTWARE, INC.
                          Index to Financial Statements




Report of Independent Registered Public
    Accounting Firm                                                      F-2

 Balance Sheet
     September 30, 2004 (Restated)                                       F-3

Statements of Operations
     Years Ended September 30, 2004 (Restated) and 2003                  F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2004 (Restated) and 2003                  F-5

Statements of Cash Flows
     Years Ended September 30, 2004 (Restated) and 2003               F-6 - F-7

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

As discussed in Note 1 to the financial statements, the Company restated its financial statements to not recognize an expense in conjunction with an issuance of warrants.


/s/ Kostin, Ruffkess & Company , LLC

Kostin, Ruffkess & Company , LLC
Farmington, Connecticut
February 21, 2005

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                          SEPTEMBER 30, 2004 (Restated)


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
                                                                    -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none
     Common stock $.00001 par value; authorized-100,000,000 shares           --
          Issued and outstanding - 8,761,018 shares                          88
     Capital in excess of par value                                   3,138,260
     Accumulated (deficit)                                           (3,092,260)
                                                                    -----------

                                                                         46,088
                                                                    -----------

                                                                    $    54,863
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                YEARS ENDED SEPTEMBER 30, 2004 (Restated) AND 2003




                                                       2004            2003

REVENUES
     Web hosting, licensing and design services    $     2,208     $     7,895
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative                         37,263         115,136
                                                   -----------     -----------

                                                        37,263         115,136
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (35,055)       (107,241)
                                                   -----------     -----------

OTHER INCOME  (EXPENSES)
     Cost recovery                                          --          50,000
     Other income                                          405           1,341
                                                   -----------     -----------

                                                           405          51,341
                                                   -----------     -----------

NET LOSS                                           $   (34,650)    $   (55,900)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                                    8,724,580       8,661,018
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - Basic                  $     (.004)    $     (.006)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED SEPTEMBER 30, 2004 (Restated) AND 2003



                                                                                      Capital in
                                               Common Stock       Preferred Stock     Excess of     Accumulated
                                            Shares      Amount    Shares    Amount    Par Value       Deficit          Total

Balance, September 30, 2002                8,661,018        87       --        --      3,113,261     (3,001,710)        111,638

Net loss                                          --        --       --        --             --        (55,900)        (55,900)
                                         -----------    ------    -----    ------    -----------    -----------     -----------
Balance, September 30, 2003                8,661,018    $   87       --    $   --    $ 3,113,261    $(3,057,610)    $    55,738

Issuance of 100,000 shares common stock       100,000        1       --        --         24,999             --          25,000

Net loss                                          --        --       --        --             --        (34,650)        (34,650)

                                         -----------    ------    -----    ------    -----------    -----------     -----------

Balance, September 30, 2004                8,761,018    $   88       --    $   --    $ 3,138,260    $(3,092,260)    $    46,088
                                         ===========    ======    =====    ======    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
               YEARS ENDED SEPTEMBER 30, 2004 (Restated) AND 2003



                                                                          2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                           $ (34,650)    $ (55,900)
    Adjustments to reconcile net loss to net cash used in operating activities:

    Changes in assets and liabilities:
       Decrease in accounts receivable                                        90         1,963
       Decrease in accounts payable and accrued expenses                 (12,500)      (16,552)
       Decrease in other assets                                            3,834            --
                                                                       ---------     ---------

Net cash used in operating activities                                    (43,226)      (70,489)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash provided from issuance of common stock                           25,000            --
                                                                       ---------     ---------

Net cash from financing activities                                        25,000            --
                                                                       ---------     ---------



NET DECREASE IN CASH                                                     (18,226)      (70,489)

CASH - BEGINNING OF YEAR                                                  72,537       143,026
                                                                       ---------     ---------

CASH - END OF YEAR                                                     $  54,311     $  72,537
                                                                       =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the year ended September 30, 2004, the Company issued 200,000 shares of common stock warrants.


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

         RESTATEMENT

         The Company filed an amendment to its Form 10-KSB for the year ended September 30, 2004 to restate its financial statements for the year ended September 30, 2004. Specifically, in the quarter ended March 31, 2004, the Company recognized an expense in the amount of $14,000 in connection with the issuance of 200,000 warrants on December 17, 2003 pursuant to a consultant agreement. The Company's financial statements needed to be restated because the correct measurement date for the issuance occurred in the quarter ended December 31, 2003 and the Company did not need to recognize a $14,000 expense in conjunction with the issuance of the 200,000 warrants because the exercise price of the warrants exceeded the fair value of the common stock at the measurement date. The effect of this restatement is a decrease in capital in excess of par value of $14,000 and a corresponding decrease in accumulated deficit. This was a direct result from reducing operating expenses by $14,000 and reducing the loss from operations from $49,055 to $35,055.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,092,260 (Restated) and $3,057,610 through September 30, 2004 and September 30, 2003, respectively. As discussed in Note 1, the Company assigned all of its clients and revenues relating to its historical line of business. As of September 30, 2004 and September 30, 2003, the Company has no principal operations or significant revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

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

         The warrants are exercisable for a period of five years from December 17, 2003 and shall contain a cashless exercise provision. The Company did not recognize an expense in conjunction with the issuance of 200,000 warrants because the exercise price of the warrants exceeded the fair market value per share of common stock at the issuance date.

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