Form 10QSB
period 2004-12-31
4NET SOFTWARE INC
filed 2005-02-24
CIK 812149

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2004

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

As of February 18, 2005, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (three-months ended December 31, 2004 and 2003)..  4

Statements of Cash Flows (three-months ended December 31, 2004 and 2003)..  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And
           Plan Of Operations.............................................  7

Item 3.  Controls and Procedures..........................................  8


PART II - OTHER INFORMATION...............................................  9

Item 1.  Legal Proceedings................................................  9

Item 2.  Changes in Securities............................................  9

Item 6.  Exhibits & Reports on Form 8-K...................................  9

SIGNATURES................................................................ 11

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                               December 31,   September 30,
                                                                                   2004           2004
                                                                                (Unaudited)
                                                ASSETS
CURRENT ASSETS
     Cash                                                                       $    50,942   $     54,311
     Accounts receivable - trade                                                        552            552
                                                                                -----------    -----------

     Total Current Assets                                                            51,494         54,863
                                                                                -----------    -----------

                                                                                $    51,494    $    54,863
                                                                                ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $    17,975    $     8,775
                                                                                -----------    -----------

   Total Current Liabilities                                                         17,975          8,775
                                                                                -----------    -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized - 550,000 shares; issued and outstanding - none            --             --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding-8,761,018 shares                                        88             88
     Capital in excess of par value                                               3,138,260      3,138,260
     Accumulated deficit                                                         (3,104,829)    (3,092,260)
                                                                                -----------    -----------

                                                                                     33,519         46,088
                                                                                -----------    -----------

                                                                                $    51,494    $    54,863
                                                                                ===========    ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)


                                                      2004           2003

REVENUES
    Contract Income                               $       552    $       642
                                                  -----------    -----------

OPERATING EXPENSES
     General and administrative                        13,273          5,783
                                                  -----------    -----------

LOSS FROM OPERATIONS                                  (12,721)        (5,141)
                                                  -----------    -----------

OTHER INCOME(EXPENSES)
     Other income                                         152             89
                                                  -----------    -----------


NET LOSS                                          $   (12,569)   $    (5,052)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                   8,761,018      8,661,018
                                                  ===========    ===========
OUTSTANDING-Basic and diluted

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                             $     (.001)   $     (.001)
                                                  ===========    ===========








              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)


                                                            2004        2003
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (12,569)  $  (5,052)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
       Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses     9,200     (12,693)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      ( 3,369)    (12,693)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Decrease in Cash                                        (3,369)    (17,745)

CASH - BEGINNING OF PERIOD                                  54,311      72,537
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  50,942   $  54,792
                                                         =========   =========










              See accompanying notes to these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the operating results for the entire year.

          We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2004.

          REVENUE RECOGNITION - Effective September 1, 2002, the Company entered into an agreement wherein the Company transferred its clients and related revenues underlying its web contract management and syndication software operations to an unrelated entity. The Company received, as compensation for the assignment, royalty payments in the amount of 50% of the gross revenue, if any, generated by the assigned clients. After October 1, 2004 the Company no longer receives royalty payments under the assignment agreement.

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

Item 2. Management's Discussion and Analysis and Plan of Operations


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004, which is incorporated herein by reference.

Prior Source of Revenue

     Since September 1, 2002, the Company's only source of revenues, other than interest income, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). A copy of the assignment agreement with NECG is attached to the Company's Current Report on Form 8-K, dated September 27, 2002, and is incorporated herein by reference. Effective October 1, 2004 the Company ceased to receive a receive a royalty fee pursuant to the assignment agreement with NECG. The revenues recognized in the quarter ended December 31, 2005 were royalty fees generated under the assignment agreement prior to September 30, 2004. Accordingly, following October 1, 2004 the Company will no longer generate any revenues from operations.

4net Software's Acquisition Strategy

     The Company is engaged in pursuing an Acquisition Strategy, whereby 4net Software is seeking to enter into an acquisition, merger or other business Combination transaction (a "Transaction") with an undervalued businesses (a "Target Company") with a history of operating revenues in markets that provide room for growth. 4net Software is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with a Target Company that will enhance 4net Software's revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets,
(4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Results Of Operations

     For the three month periods ended December 31, 2004 and 2003, the Company had revenue of $552 and $642, respectively. Operating expenses for the three month periods ended December 31, 2004 and 2002 were $13,273 and $5,783, respectively. For the three month periods ended December 31, 2004 and 2003, the Company had net losses of $12,569 and $5,052, respectively.

Liquidity and Capital Resources

     During the three month period ended December 31, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period, cash generated from operations and interest income. As of December 31, 2004, the Company had cash on hand in the amount of $50,942. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended December 31, 2004, the Company was not a party to any material legal proceedings.

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

     Pursuant to the ETN Agreement, the Company sold 100,000 shares of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issued to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). The ETN Warrants shall be exercisable for a period of five (5) years from December 17, 2005 and shall contain a cashless exercise provision. In the event that the Company does not consummate a Transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of the ETN Agreement, then ETN Financial shall forfeit and return to the Company fifty percent (50%) of the WTN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share.

    On December 17, 2004, in accordance with the ETN Agreement, ETN Financial returned 50% of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share to the Company, and such warrants have been cancelled.


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

14         Code of Ethics

31* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     On January 14, 2005, the Company filed a current report on Form 8-K, disclosing a change of its independent auditors, such report is incorporated herein by reference.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 22, 2005

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