Form 10QSB
period 2005-03-31
4NET SOFTWARE INC
filed 2005-05-16
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2005

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                      Commission file number: 33-131110-NY



                               4net Software, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                   22-1895668
 -------------------------------                   ------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


                 100 Mill Plain Road, Danbury, Connecticut 06811
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 791-3872
              ----------------------------------------------------
              (Issuer's Telephone Number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

As of May 12, 2005, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of March 31, 2005 (unaudited)
         and September 30, 2004 (audited).................................  3

Statements of Operations (three-months ended March 31, 2005 and 2004).....  4

Statements of Operations (six-months ended March 31, 2005 and 2004).......  5

Statements of Cash Flows (six-months ended March 31, 2005 and 2004).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation........  8

Item 3.  Controls and Procedures..........................................  9


PART II - OTHER INFORMATION...............................................  10

Item 1.  Legal Proceedings................................................  10

Item 6.  Exhibits & Reports on Form 8-K...................................  10

SIGNATURES................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                                4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       March 31, 2005   September 30, 2004
                                                                         (Unaudited)         (Audited)
                                                ASSETS
CURRENT ASSETS
     Cash                                                                $    34,593        $    54,311
     Accounts receivable - other                                                   -                552
                                                                         -----------        -----------
TOTAL CURRENT ASSETS                                                          34,593             54,863
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    34,593        $    54,863
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     5,428        $     8,775
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      5,428              8,775
                                                                         -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,761,018                                      88                 88
     Capital in excess of par value                                        3,152,260          3,138,260
     Accumulated deficit                                                  (3,123,183)        (3,092,260)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 29,165             46,088
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    34,593        $    54,863
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                 2005           2004
                                             -----------    -----------

REVENUES
     Contract Income                         $      (552)   $       462
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                    3,913         16,491
                                             -----------    -----------
TOTAL OPERATING EXSPENSES                          3,913         16,491
                                             -----------    -----------

LOSS FROM OPERATIONS                              (4,465)       (16,029)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    111            52
                                             -----------    -----------
TOTAL OTHER INCOME                                   111            52
                                             -----------    -----------

NET LOSS                                     $    (4,354)   $   (15,977)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,761,018      8,715,963
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $    (.0005)   $     (.002)
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                 2005           2004
                                             -----------    -----------

REVENUES
     Contract Income                         $        -     $     1,104
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   17,187         22,274
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          17,187         22,274
                                             -----------    -----------
LOSS FROM OPERATIONS                             (17,187)       (21,170)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    263            141
                                             -----------    -----------
TOTAL OTHER INCOME                                   263            141
                                             -----------    -----------

NET LOSS                                     $   (16,923)   $   (21,029)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,761,018      8,688,491
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.002)   $     (.002)
                                             ===========    ===========




              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                            2005        2004
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (16,923)  $ (21,029)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable                         552          90
       Decrease in other assets                                  -       3,834
       Decrease in accounts payable and accrued expenses    (3,347)    (18,818)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (19,718)    (35,923)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                               -      25,000
                                                         ---------   ---------
Net Cash Provided by Financing Activities                        -      25,000
                                                         ---------   ---------

Net Decrease in Cash                                       (19,718)    (10,923)

CASH - BEGINNING OF PERIOD                                  54,311      72,537
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  34,593   $  61,614
                                                         =========   =========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results for the entire year.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2005, there were no cash equivalents.

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

Item 2. Management's Discussion and Analysis or Plan of Operation


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


Prior Source of Revenue

     Since September 1, 2002, the Company's only source of revenues, other than interest income, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). A copy of the assignment agreement with NECG is attached to the Company's Current Report on Form 8-K, dated September 27, 2002, and is incorporated herein by reference. Effective October 1, 2004, the Company ceased to receive a royalty fee pursuant to the assignment agreement with NECG. Amounts reflected as revenues for the quarter ended March 31, 2005 represent immaterial changes to first quarter estimates based on actual results.


4net Software's Acquisition Strategy

     The Company is engaged in pursuing an Acquisition Strategy, whereby 4net Software is seeking to enter into an acquisition, merger or other business Combination transaction (a "Transaction") with an undervalued businesses (a "Target Company") with a history of operating revenues in markets that provide opportunities for growth. 4net Software is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with a Target Company that will enhance 4net Software's revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has opportunities for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

     In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the stockholders for their consideration. In some instances, however, a proposed Transaction may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders' advice and consent, or because of a requirement of applicable law to do so.


Results Of Operations

     For the three month periods ended March 31, 2005 and 2004, the Company had revenue of $ - and $462, respectively. Operating expenses for the three month period ended March 31, 2005 and 2004 were $3,913 and $16,491, respectively. For the three month periods ended March 31, 2005 and 2004, the Company had net operating losses of $4,465 and $16,029, respectively.

     For the six month periods ended March 31, 2005 and 2004, the Company had revenue of $ - and $1,104, respectively. Operating expenses for the six month periods ended March 31, 2005 and 2004 were $17,187 and $22,274, respectively. For the six month periods ended March 31, 2005 and 2004, the Company had net operating losses of $17,187 and $21,170, respectively.

Liquidity and Capital Resources

     During the three month period ended March 31, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and interest income. As of March 31, 2005, the Company had cash on hand in the amount of $34,593. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

     Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly annual report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2005, the Company was not a party to any material legal proceedings.


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




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


May 13, 2005

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