Form 10QSB/A
period 2005-03-31
4NET SOFTWARE INC
filed 2005-08-09
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

As of August 5, 2005, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-QSB for the quarter ended March 31, 2005 to restate is financial statements for the quarter ended March 31, 2005 to correct the entries for stockholders' equity contained in the balance sheet for the quarter ended March 31, 2005. Specifically the "Capital in excess of par value" needed to be changed from 3,152,260 to 3,138,260 and the "Accumulated deficit" needed to be changed from (3,123,183) to (3,109,183).

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                                4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       March 31, 2005   September 30, 2004
                                                                         (Unaudited)         (Audited)
                                              ASSETS

CURRENT ASSETS
     Cash                                                                $    34,593        $    54,311
     Accounts receivable - other                                                   -                552
                                                                         -----------        -----------
TOTAL CURRENT ASSETS                                                          34,593             54,863
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    34,593        $    54,863
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     5,428        $     8,775
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      5,428              8,775
                                                                         -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,761,018                                      88                 88
     Capital in excess of par value                                        3,138,260          3,138,260
     Accumulated deficit                                                  (3,109,183)        (3,092,260)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 29,165             46,088
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    34,593        $    54,863
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


August 5, 2005

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