Form 10QSB
period 2005-06-30
4NET SOFTWARE INC
filed 2005-08-15
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2005.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from              to
                                      ------------    -------------

                      Commission file number: 33-131110-NY

                               4net Software, Inc.
         -----------------------------------------------------------------
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

As of August 8, 2005, there were issued and outstanding 8,761,018 shares of the registrant's common stock, par value $.00001 per share.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                               4net Software, Inc

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of June 30, 2005 (unaudited)
         and September 30, 2004 (audited).................................  3

Statements of Operations (three-months ended June 30, 2005 and 2004)......  4

Statements of Operations (nine-months ended June 30, 2005 and 2004).......  5

Statements of Cash Flows (nine-months ended June 30, 2005 and 2004).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management Discussion and Analysis and Plan of Operations........  8

Item 3.  Controls and Procedures..........................................  9


PART II - OTHER INFORMATION...............................................  10

Item 1.  Legal Proceedings................................................  10

Item 6.  Exhibits & Reports on Form 8-K...................................  10

SIGNATURES................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                        June 30, 2005   September 30, 2004
                                                                         (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                $    30,238        $    54,311
     Accounts receivable - other                                                  --                552
                                                                         -----------        -----------

TOTAL CURRENT ASSETS                                                          30,238             54,863
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    30,238        $    54,863
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     3,400        $     8,775
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      3,400              8,775
                                                                         -----------        -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,761,018 shares                               88                 88
     Capital in excess of par value                                        3,138,260          3,138,260
     Accumulated deficit                                                  (3,111,510)        (3,092,260)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 26,838             46,088
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    30,238        $    54,863
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                2005           2004
                                             -----------    -----------

REVENUES
     Contract Income                         $         -    $       552
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                    2,462          5,094
                                             -----------    -----------
TOTAL OPERATING EXPENSES                           2,462          5,094
                                             -----------    -----------
LOSS FROM OPERATIONS                              (2,462)        (4,542)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    136             59
                                             -----------    -----------
TOTAL OTHER INCOME                                   136             59
                                             -----------    -----------

NET LOSS                                     $    (2,327)   $    (4,483)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,761,018      8,712,478
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $    (.0003)   $    (.0005)
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005           2004
                                             -----------    -----------

REVENUES
     Contract Income                         $        --    $     1,656
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   19,649         27,368
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          19,649         27,368
                                             -----------    -----------
LOSS FROM OPERATIONS                             (19,649)       (25,712)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    399            200
                                             -----------    -----------
TOTAL OTHER INCOME                                   399            200
                                             -----------    -----------

NET LOSS                                     $   (19,250)   $   (25,512)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic                              8,761,018      8,712,478
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.002)   $     (.003)
                                             ===========    ===========




              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                            2005        2004
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (19,250)  $ (25,512)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable                         552          90
       Decrease in other assets                                 --       3,834
       Decrease in accounts payable and accrued expenses   ( 5,375)    (18,200)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (24,073)    (39,788)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                              --      25,000
                                                         ---------   ---------
Net Cash Provided by Financing Activities                       --      25,000
                                                         ---------   ---------

Net Decrease in Cash                                       (24,073)    (14,788)


CASH - BEGINNING OF PERIOD                                  54,311      72,537
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  30,238   $  57,749
                                                         =========   =========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month and nine month periods ended June 30, 2005 are not necessarily indicative of the operating results for the entire year.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2005, there were no cash equivalents.

          INCOME TAXES - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.

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


Results Of Operations

     For the three month periods ended June 30, 2005 and 2004, the Company had revenue of $ - and $552, respectively. Operating expenses for the three month period ended June 30, 2005 and 2004 were $2,462 and $5,094, respectively. For the three month periods ended June 30, 2005 and 2004, the Company had net operating losses of $2,462 and $4,542, respectively. General and administrative expenses were and have been directed to maintaining the Company's status as a public company, including (without limitation) filing reports with the Securities and Exchange Commission.

     For the nine month periods ended June 30, 2005 and 2004, the Company had revenue of $ - and $1,656, respectively. Operating expenses for the nine month periods ended June 30, 2005 and 2004 were $19,649 and $27,368, respectively. For the nine month periods ended June 30, 2005 and 2004, the Company had net operating losses of $19,649 and $25,712, respectively.

Liquidity and Capital Resources

     During the nine month period ended June 30, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and interest income. As of June 30, 2005, the Company had cash on hand in the amount of $30,238. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2005, the Company was not a party to any material legal proceedings.


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

3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2        By-Laws of the Company. (Incorporated by reference to Exhibit
           3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.4 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.5 Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit
           3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

3.6 Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to
           Exhibit 3.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

10.3@ Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

10.4@ Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

10.5 Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6 Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7 Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8 Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9 Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.10@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

10.11 Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park, which is attached hereto as an exhibit and is incorporated herein by reference. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

10.12 Common Stock Purchase Warrant to purchase 82,000 shares of common stock at a purchase price of $.50 per share issued to Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.12 to the
             Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.13 First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of
           August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the
             Company's Current Report on Form 8-K, dated September 27, 2002)

10.14      Assignment Agreement, dated as of September 18, 2002, between
           4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.15 Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

14         Code of Ethics

31* President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

-------------------------------------
*    Filed herewith
@    Represents a management contract

     b. Reports on Form 8-K.

       During the quarter ended June 30, 2005, the Company did not file a current report on Form 8-K.




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


August 9, 2005

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