Form 10KSB
period 2005-09-30
4NET SOFTWARE INC
filed 2005-12-27
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4net Software, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                      ----------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

100 Mill Plain Road, Danbury, Connecticut                          06811
---------------------------------------------------             ----------
     (Address of principal executive offices)                   (Zip code)

                                 (203) 791-3872
                      -------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the
Exchange Act:       None

Securities registered under Section 12(g) of the
Exchange Act:       None


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

             Yes [X]                            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             Yes [X]                            No [ ]

The issuer's revenues for fiscal year ended September 30, 2005 were: $0.

As of December 21, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $858,210. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.


As of December 21, 2005, there were issued and outstanding 8,961,017 shares of the registrant's common stock, par value $.00001 per share.


Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

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

ITEM 1.    DESCRIPTION OF BUSINESS.

Background

        4net Software, Inc. (the "Company" or "4net Software") is a Delaware corporation that as incorporated in 1986 under the name Medtech Diagnostics, Inc. The Company ceased all operations in 1991. Currently, the Company is now pursuing an Acquisition Strategy, whereby 4net Software will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. 4net Software is engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value.

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


Employees

         As of December 22, 2005, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2005 and September 30, 2004 the Company has had revenues from operations of $0 and $2,208, respectively. For the fiscal years ended September 30, 2005 and September 30, 2004, the Company has had net losses of $29,981 and $34,650, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any additional acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 21, 2005, Mr. Bronson beneficially owned 5,642,210 shares of the Company's common stock. Such ownership includes warrants Mr. Bronson also beneficially owns, through Catalyst Financial LLC, warrants to purchase 82,000 shares of common stock of the Company at a price of $.50 per share. These warrants are set to expire on September 29, 2006. Mr. Bronson's beneficial ownership represents approximately 63% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 21, 2005 the Company had 8,961,017 shares of common stock issued and outstanding and 91,038,983 Authorized but unissued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2005, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2005:   1st Quarter, through December 31, 2004      $.25           $.30
              2nd Quarter, through March 31, 2005         $.20           $.30
              3rd Quarter, through June 30, 2005          $.15           $.20
              4th Quarter, through September 30, 2005     $.15           $.22


      2004:   1st Quarter, through December 31, 2003      $.11           $.30
              2nd Quarter, through March 31, 2004         $.23           $.45
              3rd Quarter, through June 30, 2004          $.30           $.55
              4th Quarter, through September 30, 2004     $.28           $.39


        As of December 21, 2005, the reported closing bid and ask prices on the Company's common stock were $.22 and $.30, respectively.


Holders

        As of December 13, 2005, the Company's common stock was held by approximately 121 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.

Dividends

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

        The following information relates to sales of unregistered securities by the Company during the fiscal year ended September 30, 2005. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

        On September 13, 2005, 4net Software, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") with RAM Capital Management Trust I ("RAM Capital"). Pursuant to the Agreement, the Company agreed to sell RAM Capital 200,000 restricted shares of the Company's common stock, $.00001 par value (the "Shares"), at a purchase price of $.15 per share. On October 12, 2005, the Company received RAM Capital's check in the amount of $30,000 as payment of the purchase price for the Shares pursuant to the Agreement.

        The Shares are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

        This transaction was previously disclosed by the Company in a current report on Form 8-K, filed on September 30, 2005, and such report is incorporated herein by reference.


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


Source of Revenue

        Since September 1, 2002, the Company only source of operating revenues, has been its receipt of a royalty fee pursuant to its assignment agreement with New England Computer Group ("NECG"). Effective October 1, 2004, the Company ceased to receive a royalty fee pursuant to the assignment agreement with NECG. Accordingly, for the fiscal year ended September 30, 2005 ("Fiscal 2005"), the Company did not receive any royalties from NECG. Additionally, on October 12, 2005 the Company raised $30,000 through the sale of 200,000 shares of restricted common stock to RAM Capital Management Trust I, under a Stock Purchase Agreement, dated September 13, 2005.


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

Results of Operations

        During the year ended September 30, 2005, the Company's revenues from operations was $0, compared to $2,208 for the year ended September 30, 2004 ("Fiscal 2004"). Accordingly, the Company's total revenue and other income was $512 for Fiscal 2005 compared to total revenue and other income of $2,613 in Fiscal 2004.

        During Fiscal 2005, the Company incurred operating expenses of $30,493 compared to operating expenses of $37,263 for Fiscal Year 2004, a decrease of $6,770.

        For Fiscal 2005, the Company incurred a loss from operations of $30,493 compared to a loss from operations of $35,055 for Fiscal 2004, a decrease of $4,562.


Liquidity and Capital Resources

        During Fiscal 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of September 30, 2005, the Company had working capital of $16,107. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 14, 2005 the Company changed its independent accountants from Kostin, Ruffkess & Company, LLC and on January 15, 2005, engaged Carlin, Charron & Rosen, LLP as its new independent accountants. The Company filed a Current Report on Form 8-K on January 20, 2005, disclosing the change of its independent auditors, and such current report is incorporated herein by reference. There were no disagreements with accountants on accounting and financial disclosure matters.

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


Item 8B. OTHER INFORMATION

        On September 30, 2005, the Company filed a current report on Form 8-K, disclosing the sale of 200,000 restricted shares of the Company's common stock, $.00001 par value at a purchase price of $.15 per share, and such report is incorporated herein by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2005. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            40            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                53            Director
Alan Rosenberg               36            Director

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

       Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Adelphia Capital LLC, Mallory Capital Group, LLC, Avalon Partners, Inc., K & Z Patners LLC and Fieldstone Services Corp. and Danske Securities (US), Inc.
Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded corporation.

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


Committees of the Board of Directors

        During Fiscal 2005, the Board of Directors took action 3 times and held 3 meetings. The Board of Directors has a standing Audit Committee. During Fiscal 2005, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2005, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.

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


Code of Ethics

         The Board of Directors of the Company adopted a Code of Ethics for the Company. A copy of the Code of Ethics was attached as Exhibit 14 to the Form 10-KSB for Year ended September 30, 2004 and is incorporated herein by reference.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                          Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2005          $0             0             0             0
           CEO and President(3)         2004          $0             0             0             0
                                        2003          $0             0             0             0

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


Options Granted to Employees in Fiscal 2005

        No stock options were granted to employees during fiscal year ended September 30, 2005.


Aggregate Option Exercises in Fiscal 2005 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2005, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares        (1)         Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised (2)
------------------     -----------     --------     --------------------------     -------------------------
Steven N. Bronson
    Chairman, CEO
     and President          0             0                       0                         $0
Alan Rosenberg
    Director                0             0                       0                         $0
Leonard Hagan
    Director                0             0                       0                         $0

-------------------

(1) Calculated on the basis of $.30 per share, the closing price of the common stock on the over-the-counter market on September 30, 2005, less exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.


Compensation of Directors

     In the fiscal year ended September 30, 2005, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

     At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of December 6, 2005, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------

Steven N. Bronson       Chairman, CEO           5,642,210(2)           63%
                        and President
Alan Rosenberg          Director                   10,000(3)            *
Leonard Hagan           Director                   10,000(4)            *

All directors and executive officers            5,662,210              63%
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

(2) Includes warrants Mr. Bronson beneficially owns, through Catalyst Financial LLC, to purchase 82,000 shares of common stock of the Company at an exercise price of $.50 per share. These warrants are set to expire on September 29, 2006. On June 30, 2005, options to purchase 300,000 shares of the Company's common stock exercisable at $.55 per share held by Mr. Bronson expired.

(3) Includes options to purchase 10,000 shares of the Company's common stock exercisable at $2.26 per share held by Mr. Hagan. These options are set to expire on May 10, 2010. On August 25, 2005 options to purchase 10,000 shares of Company's common stock exercisable at $.5625 per share held by Mr. Hagan expired.

(4) Includes options to purchase 10,000 shares of the Company's common stock exercisable at $2.26 per share held by Mr. Rosenberg. These options are set to expire on May 10, 2010. On August 25, 2005 options to purchase 10,000 shares of Company's common stock exercisable at $.5625 per share held by Mr. Rosenberg expired.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 13.   EXHIBITS

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

10.16#      Stock Purchase Agreement, dated September 13, 2005, between
           4net Software, Inc. and RAM Capital Management Trust I.

14         Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,100 and $8,250. for fiscal years 2005 and 2004, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for fiscal years 2005 and 2004.


All Other Fees.
--------------

None.

            The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2005.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 22, 2005
of the Board of Directors
December 22, 2005



/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 22, 2005

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
31 President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 and 2004

                               4NET SOFTWARE, INC.
                          Index to Financial Statements




Reports of Independent Registered Public
    Accounting Firms                                             F-2 - F-3

 Balance Sheet
     September 30, 2005                                          F-4

Statements of Operations
     Years Ended September 30, 2005 and 2004                     F-5

Statements of Stockholders' Equity
     Years Ended September 30, 2005 and 2004                     F-6

Statements of Cash Flows
     Years Ended September 30, 2005 and 2004                     F-7

Notes to Financial Statements                                    F-8 - F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of 4Net Software, Inc.

We have audited the accompanying balance sheet of 4Net Software, Inc. (the "Company") as of September 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
December 22, 2005

To the Board of Directors
4net Software, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the statements of operations, stockholders' equity and cash flows of 4net Software, Inc. (the "Company") for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of the Company for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Kostin, Ruffkess & Company, LLC

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
December 17, 2004

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005


                                        ASSETS

CURRENT ASSETS
     Cash                                                           $    24,687
                                                                    -----------

TOTAL ASSETS                                                        $    24,687
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     8,580
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                 8,580
                                                                    -----------



COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                      --
     Common stock, $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,761,017 shares                          88
     Common stock, subscribed $.00001 par value; 200,000 shares               2
     Capital in excess of par value                                   3,168,258
     Accumulated deficit                                             (3,122,241)
                                                                     -----------
                                                                         46,107

     Less stock subscriptions receivable                                (30,000)
                                                                     -----------

TOTAL STOCKHOLDERS' EQUITY                                               16,107
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   24,687
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                       2005            2004
                                                   -----------     -----------

REVENUES
     Contract income                               $        --     $     2,208
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative                         30,493          37,263
                                                    -----------     -----------

 TOTAL OPERATING EXPENSES                               30,493          37,263
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (30,493)        (35,055)
                                                   -----------     -----------

OTHER INCOME
     Other income                                          512             405
                                                   -----------     -----------

TOTAL OTHER INCOME                                         512             405
                                                   -----------     -----------

NET LOSS                                           $   (29,981)    $   (34,650)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Diluted                        8,761,017       8,724,580
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - Basic and Diluted      $     (.003)    $     (.004)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                Common                                Capital in                Stock
                                Common Stock    Stock   Subscribed  Preferred Stock   Excess of  Accumulated Subscription
                             Shares    Amount   Shares    Amount    Shares    Amount  Par Value    Deficit    Receivable   Total
                             ------    ------  -------   -------    ------    ------  ---------- -----------  -----------  ------
Balance, October 1, 2003    8,661,017  $   87       --   $   --         --    $   --  $3,113,261 $(3,057,610)  $      --  $55,738

Issuance of common stock      100,000       1       --       --         --        --      24,999          --          --   25,000

Net loss                           --      --       --       --         --        --          --     (34,650)         --  (34,650)
                            ---------  ------  -------   ------      -----    ------  ---------- -----------   ---------  -------

Balance, September 30, 2004 8,761,017  $   88       --    $  --         --    $   --  $3,138,260 $(3,092,260)  $      --  $46,088
                            ---------- ------  -------   ------       -----   ------  ---------- -----------   ---------  -------

Common stock subscribed            --      --  200,000        2         --        --      29,998          --     (30,000)      --

Net loss                           --      --       --       --         --        --          --     (29,981)         --  (29,981)
                            ---------  ------  -------   ------      ------   ------  ---------- -----------   ---------  -------
Balance, September 30, 2005 8,761,017  $   88  200,000    $   2         --    $   --  $3,168,258 $(3,122,241)  $ (30,000) $16,107
                            =========  ====== ========   ======      ======   ======  ========== ===========   =========  =======






   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                          2005         2004
                                                                       ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                           $ (29,981)    $ (34,650)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable - other                               552            90
       Decrease in accounts payable and accrued expenses                    (195)      (12,500)
       Decrease in other assets                                               --         3,834
                                                                       ---------     ---------

Net cash used in operating activities                                    (29,624)      (43,226)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                       --        25,000
                                                                       ---------     ---------

Net cash provided by financing activities                                     --        25,000
                                                                       ---------     ---------



NET DECREASE IN CASH                                                     (29,624)      (18,226)

CASH - BEGINNING OF YEAR                                                  54,311        72,537
                                                                       ---------     ---------

CASH - END OF YEAR                                                     $  24,687     $  54,311
                                                                       =========     =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the year ended September 30, 2004, the Company issued 200,000 non-contingent common stock warrants and 200,000 contingent common stock warrants. The contingent common stock warrants were forfeited and returned to the Company during the year ended September 30, 2005
           (Note 3).



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY

         4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2005, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.


         REVENUE RECOGNITION

         Effective Steptember 1, 2002, the Company entered into an agreement wherein the Company transferred its clients and related revenues underlying its web content management and syndication software operations to an unrelated entity. The Company received as compensation for the assignment, royalty payments in the amount of 50% of the gross revenue generated by the assigned clients. The Company recognizes contract income from the unrelated third-party pursuant to the assignment agreement discussed above. Effective October 1, 2004, the Company ceased to receive a royalty fee pursuant to this assignment agreement.


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


         EARNINGS (LOSS) PER COMMON SHARE

         Basic (loss) earnings per share ("EPS") is computed as net income
         (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2005 and 2004. Therefore diluted EPS is the same as basic EPS.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2005 and 2004.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, stock subscriptions receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

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


         SHARE BASED COMPENSATION

         In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        SHARE BASED COMPENSATION (Continued)

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) now requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended to effective date for SFAS No. 123 (revised
         2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June15, 2005. The Company is required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. Adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position or results of operations.


         RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued FASB Statement No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections - a replacement of APB opinion No. 20 and FASB Statement No 3". In December 2004, the FASB issued SFAS 153, "Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29" ("SFAS 153"). In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of APB opinion No. 29". In November 2004, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company's financial statements.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,122,241 and $3,092,260 through September 30, 2005 and September 30, 2004, respectively. As of September 30, 2005 and September 30, 2004, the Company has no principal operations or significant revenue producing activities. These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - STOCKHOLDERS' EQUITY

         On December 17, 2003, the Company entered into a consulting agreement(the "ETN Agreement") with ETN Financial Services, Inc. (the "ETN Financial") to provide consulting services to the Company specifically related to seeking, identifying, and investigating prospective target companies for mergers, acquisitions, business combinations, and/or similar transactions (a "Transaction"). Pursuant to the ETN Agreement, the Company sold ETN Financial 100,000 shares (the "ETN Shares") of the Company's common stock, $.00001 par value, at a purchase price of $.25 per share. Additionally, the Company issued to ETN Financial warrants to purchase 400,000 shares of the Company's common stock at a purchase price of $.25 per share (the "ETN Warrants"). In the event that the Company did not consummate a transaction as a result or consequence of an introduction made directly or indirectly by ETN Financial subsequent to the date hereof and within one year from the execution of the ETN Agreement, then ETN Financial forfeits and returns to the Company fifty percent (50%) of the ETN Warrants or warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share.

         The warrants are exercisable for a period of five years from the date of issuance and contain a cashless exercise provision. The Company did not recognize an expense in conjunction with the issuance of the 200,000 warrants because the exercise price of the warrants exceeded the fair market value per share of common stock on the issuance date.

         On December 17, 2004, in accordance with the ETN Agreement, ETN Financial returned warrants to purchase 200,000 shares of the Company's common stock at a purchase price of $.25 per share to the Company.

         On September 13, 2005, the Company entered into a stock purchase agreement with RAM Capital Management Trust I whereby the Company agreed to sell 200,000 restricted shares of its $0.00001 par value common stock at a purchase price of $0.15 per share. The Company received payment in the amount of $30,000 on October 12, 2005. Accordingly, this transaction has been recorded as common stock subscribed and capital in excess of par value with a corresponding stock subscriptions receivable at September 30, 2005.

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

         The status of outstanding options granted pursuant to the plan is as follows:

                                                       Number of   Weighted Avg.
                                                        Shares    Exercise Price
                                                       ---------  --------------

         Options Outstanding- October 1, 2003           370,000       $ .66
         (370,000 exercisable)
         Granted                                             --          --
                                                       --------

         Options Outstanding- September 30, 2004        370,000       $ .66
         (370,000 exercisable)
         Granted                                             --          --
           Expired                                     (350,000)      $ .57
                                                       --------

         Options Outstanding - September 30, 2005        20,000       $2.26
         (20,000 exercisable at $2.26, expiring 2010)  ========


NOTE 5 - RELATED PARTY TRANSACTIONS

         On January 5, 2004, the Company relocated its offices from 10 South Street, Suite 202, Ridgefield, Connecticut, 06877 to 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

         Prior to January 5, 2004, the Company subleased a portion of the premises located at 10 South Street, Suite 202, Ridgefield, Connecticut 06877. The Company's monthly rent obligation for its prior office was $1,000 per month plus a flat fee of $50 per month for utilities.

         Rent expense for the year ended September 30, 2005 was $0. Rent expense for the year ended September 30, 2004 was $3,150.

         During the years ended September 30, 2005 and 2004, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

         In March 2001, the Company entered into a Merger and Acquisition Advisory Agreement with Catalyst Financial LLC. Under the terms of the agreement, Catalyst Financial LLC will earn a fee, as outlined in the agreement, in the event the Company completes a merger or similar transaction. As of September 30, 2005, no merger or similar transaction had been completed under the agreement.

                                4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

         At September 30, 2005, the Company had a net operating loss carryforwards of approximately $1,913,000 that may be offset against future taxable income, if any, ratably through 2025. These carry-forwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $770,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2005 and 2004.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at September 30, 2005 and 2004.