Form 10QSB
period 2005-12-31
4NET SOFTWARE INC
filed 2006-02-13
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended December 31, 2005.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                    to
                                      ------------------    ------------------


                       Commission File No. -- 33-131110-NY

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


                                 (203) 791-3872
            ---------------------------------------------------------
              (Issuer's Telephone Number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   X    No
                                                              -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                          Yes   X    No
                                                              -----     -----

As of February 8, 2006, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                               4net Software, Inc.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets............................................................  3

Statements of Operations (three-months ended December 31, 2005 and 2004)..  4

Statements of Cash Flows (three-months ended December 31, 2005 and 2004)..  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion And Analysis or
           Plan Of Operation..............................................  8

Item 3.  Controls and Procedures..........................................  9


PART II - OTHER INFORMATION...............................................  10

Item 1.  Legal Proceedings................................................  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  10

Item 6.  Exhibits and Reports on Form 8-K.................................. 10

SIGNATURES................................................................. 12

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                               December 31,   September 30,
                                                                                   2005           2005
                                                                                (Unaudited)
                                                ASSETS
CURRENT ASSETS

     Cash                                                                       $    46,392   $     24,687
                                                                                -----------    -----------

TOTAL ASSETS                                                                    $    46,392    $    24,687
                                                                                ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $     5,455   $      8,580
                                                                                -----------    -----------

   Total Current Liabilities                                                          5,455          8,580
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                            --             --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized - 550,000 shares; issued and outstanding - none            --             --
     Common stock $.00001 par value; authorized-100,000,000 shares issued and outstanding - 8,961,017 shares and 8,761,017 shares
          at December 31, 2005 and September 30, 2005, respectively                      90             88
     Common stock, subscribed $.00001 par value; 200,000 shares
          at September 30, 2005                                                          --              2
     Capital in excess of par value                                               3,168,258      3,168,258
     Accumulated deficit                                                         (3,127,411)    (3,122,241)
                                                                                -----------    -----------
                                                                                     40,937         46,107
     Less common stock subscriptions receivable                                          --        (30,000)
                                                                                -----------    -----------
TOTAL STOCKHOLDERS EQUITY                                                            40,937         16,107
                                                                                -----------    -----------

TOTAL LIABILITIES                                                               $    46,392    $    24,687
                                                                                ===========    ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)


                                                      2005           2004

REVENUES
    Contract Income                               $         -    $       552
                                                  -----------    -----------

OPERATING EXPENSES
     General and administrative                         5,386         13,273
                                                  -----------    -----------

LOSS FROM OPERATIONS                                   (5,386)       (12,721)
                                                  -----------    -----------

OTHER INCOME (EXPENSE)
     Other income                                         216            152
                                                  -----------    -----------


NET LOSS                                          $    (5,170)   $   (12,569)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                       8,934,644      8,761,017
                                                  ===========    ===========

NET (LOSS) PER COMMON SHARE -
    Basic and diluted                             $     (.001)   $     (.001)
                                                  ===========    ===========








              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)


                                                            2005        2004
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $  (5,170)  $ (12,569)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
       Changes in assets and liabilities:
       (Decrease) increase in accounts payable
       and accrued expenses                                 (3,125)      9,200

                                                         ---------   ---------
Net Cash Used in Operating Activities                       (8,295)     (3,369)
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                      30,000          --
                                                         ---------   ---------
Net Cash Provided By Financing Activities                   30,000          --
                                                         ---------   ---------
Net Increase (Decrease) in Cash                             21,705     (3,369)

CASH - BEGINNING OF PERIOD                                  24,687      54,311
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  46,392   $  50,942
                                                         =========   =========







              See accompanying notes to these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the operating results for the entire year.

          We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2005.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2005, there were no cash equivalents.

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

              RECENT ACCOUNTING PRONOUNCEMENT

              In December 2004, the FASB issued SFAS 123 (Revised 2004)("SFAS No. 123(R)"), "Share-based Payment," that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on October 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the effects to the financial statements.

              SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123(R), the expense attributable to an award will be measured in accordance with the Company's measurement model at that award's date of grant.


NOTE 2 -  STOCKHOLDERS' EQUITY

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

Item 2. Management's Discussion and Analysis or Plan of Operation


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005, which is incorporated herein by reference.


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

Results Of Operations

     For the three month periods ended December 31, 2005 and 2004, the Company had revenue of $ - and $552, respectively. Operating expenses for the three month periods ended December 31, 2005 and 2004 were $5,386 and $13,273, respectively. For the three month periods ended December 31, 2005 and 2004, the Company had net losses of $5,170 and $12,569, respectively.

Liquidity and Capital Resources

     During the three month period ended December 31, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and proceeds from the sale of common stock. As of December 31, 2005, the Company had cash on hand in the amount of $46,392. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended December 31, 2005, the Company was not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 13, 2005, 4net Software, Inc. (the "Company") entered into a stock purchase agreement (the "Agreement") with RAM Capital Management Trust I ("RAM Capital"). Pursuant to the Agreement, the Company agreed to sell RAM Capital 200,000 restricted shares of the Company's common stock, $.00001 par value (the "Shares"), at a purchase price of $.15 per share. On October 12, 2005, the Company received RAM Capital's check in the amount of $30,000 as payment of the purchase price for the Shares pursuant to the Agreement. The proceeds from the sale of the Shares will be used for working capital.

    The Shares are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

    This transaction was previously disclosed by the Company in a current report on Form 8-K, filed on September 30, 2005 and in an amended current report on Form 8-K/A filed on January 11, 2006, and such reports are incorporated herein by reference.


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

14         Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2005.

     On January 11, 2006, the Company filed an amended current report on Form 8-K/A, to amend the current report of Form 8-K filed by the Company on September 30, 2005, to reflect the proper closing date for the sale of common stock to RAM Capital Management Trust I and, such report is incorporated herein by reference.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 10, 2006

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