Form 10QSB
period 2006-03-31
4NET SOFTWARE INC
filed 2006-05-12
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2006.

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

As of May 10, 2006, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                               4net Software, Inc.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of March 31, 2006 (unaudited)
         and September 30, 2005 (audited).................................  3

Statements of Operations (three-months ended March 31, 2006 and 2005).....  4

Statements of Operations (six-months ended March 31, 2006 and 2005).......  5

Statements of Cash Flows (six-months ended March 31, 2006 and 2005).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion And Analysis or
           Plan Of Operation..............................................  9

Item 3.  Controls and Procedures..........................................  10


PART II - OTHER INFORMATION...............................................  11

Item 1.  Legal Proceedings................................................  11

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES................................................................. 13

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       March 31, 2006   September 30, 2005
                                                                         (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                $    38,105        $    24,687
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    38,105        $    24,687
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     4,395        $     8,580
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      4,395              8,580
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding -8,961,017 at March 31, 2006
             and 8,761,017 at September 30, 2005                                  90                 88
     Common Stock Subscribed, $.00001 par value; 200,000
             shares at September 30, 2005                                         --                  2
     Capital in excess of par value                                        3,168,258          3,168,258
     Accumulated deficit                                                  (3,134,638)        (3,122,241)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 33,710             46,107
                                                                         -----------        -----------
         Less stock subscriptions receivable                                      --            (30,000)
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    38,105        $    24,687
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                 2006           2005
                                             -----------    -----------

REVENUES
     Contract Income                         $        -   $        (552)
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                    7,395          3,913
                                             -----------    -----------
TOTAL OPERATING EXSPENSES                         (7,395)         3,913
                                             -----------    -----------

LOSS FROM OPERATIONS                              (7,395)        (4,465)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    168            111
                                             -----------    -----------
TOTAL OTHER INCOME                                   168            111
                                             -----------    -----------

NET LOSS                                     $    (7,227)   $    (4,354)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,961,017      8,761,017
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $    (.0008)   $    (.0005)
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                 2006           2005
                                             -----------    -----------

REVENUES
     Contract Income                         $        -     $        -
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   12,781         17,187
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          12,781         17,187
                                             -----------    -----------
LOSS FROM OPERATIONS                             (12,781)       (17,187)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    384            263
                                             -----------    -----------
TOTAL OTHER INCOME                                   384            263
                                             -----------    -----------

NET LOSS                                     $   (12,397)   $   (16,924)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,947,648      8,761,017
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.001)   $     (.002)
                                             ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                            2006        2005
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (12,397)  $ (16,924)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable                           -         553
       Decrease in accounts payable and accrued expenses    (4,185)     (3,347)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (16,582)    (19,718)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                          30,000           -
                                                         ---------   ---------
Net Cash Provided by Financing Activities                   30,000           -
                                                         ---------   ---------

Net Increase (Decrease) in Cash                             13,418     (19,718)

CASH - BEGINNING OF PERIOD                                  24,687      54,311
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  38,105   $  34,593
                                                         =========   =========



             See accompanying notes to these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results for the entire year.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2006, there were no cash equivalents.

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

          RECENT ACCOUNTING PRONOUNCEMENT

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) now requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity- based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended to effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company adopted SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. Adoption of SFAS No. 123 (revised 2004) did not have a material impact on the Company's financial position or results of operations.



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


4net Software's Acquisition Strategy

     The Company is engaged in pursuing an Acquisition Strategy, whereby 4net Software is seeking to enter into an acquisition, merger or other business Combination transaction (a "Transaction") with an undervalued business (a "Target Company") with a history of operating revenues in markets that provide opportunities for growth. 4net Software is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with a Target Company that will enhance 4net Software's revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has opportunities for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Results Of Operations

     For the three month periods ended March 31, 2006 and 2005, the Company had revenue of $- and $(552), respectively. Operating expenses for the three month periods ended March 31, 2006 and 2005 were $7,395 and $3,913, respectively. For the three month periods ended March 31, 2006 and 2005, the Company had net operating losses of $7,395 and $4,465, respectively.

     For the six month periods ended March 31, 2006 and 2005, the Company had revenue of $- and $-, respectively. Loss from operations and operating expenses for the six month periods ended March 31, 2006 and 2005 were $12,781 and $17,187, respectively.

Liquidity and Capital Resources

     During the three and six month periods ended March 31, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period and proceeds from the sale of common stock. As of March 31, 2006, the Company had cash on hand in the amount of $38,105. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2006, the Company was not a party to any material legal proceedings.


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


May 11, 2006

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