Form 10QSB
period 2006-06-30
4NET SOFTWARE INC
filed 2006-08-03
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2006.

       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

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

As of August 1, 2006, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                               4net Software, Inc.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheets as of June 30, 2006 (unaudited)
         and September 30, 2005 (audited).................................  3

Statements of Operations (three-months ended June 30, 2006 and 2005)......  4

Statements of Operations (nine-months ended June 30, 2006 and 2005).......  5

Statements of Cash Flows (nine-months ended June 30, 2006 and 2005).......  6

Notes to Financial Statements.............................................  7

Item 2.  Management's Discussion And Analysis or
           Plan Of Operation..............................................  9

Item 3.  Controls and Procedures..........................................  10


PART II - OTHER INFORMATION...............................................  11

Item 1.  Legal Proceedings................................................  11

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES................................................................. 13

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                        June 30, 2006   September 30, 2005
                                                                         (Unaudited)         (Audited)
                                                ASSETS

CURRENT ASSETS
     Cash                                                                $    32,420        $    24,687
                                                                         -----------        -----------
TOTAL ASSETS                                                             $    32,420        $    24,687
                                                                         ===========        ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $     3,395        $     8,580
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                      3,395              8,580
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                           --                 --
     Common stock $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding -8,961,017 at June 30, 2006
             and 8,761,017 at September 30, 2005                                  90                 88
     Common Stock Subscribed, $.00001 par value; 200,000
             shares at September 30, 2005                                         --                  2
     Capital in excess of par value                                        3,168,258          3,168,258
     Accumulated deficit                                                  (3,139,323)        (3,122,241)
                                                                         -----------        -----------

 TOTAL EQUITY                                                                 29,025             46,107
                                                                         -----------        -----------
         Less stock subscriptions receivable                                      --            (30,000)
                                                                         -----------        -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    32,420        $    24,687
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006           2005
                                             -----------    -----------


OPERATING EXPENSES
     General and Administrative                    4,830          2,462
                                             -----------    -----------
TOTAL OPERATING EXSPENSES                          4,830          2,462
                                             -----------    -----------

LOSS FROM OPERATIONS                              (4,830)        (2,462)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    145            136
                                             -----------    -----------
TOTAL OTHER INCOME                                   145            136
                                             -----------    -----------

NET LOSS                                     $    (4,685)   $    (2,327)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,961,018      8,761,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $    (.0005)   $    (.0003)
                                             ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006           2005
                                             -----------    -----------

OPERATING EXPENSES
     General and Administrative                   17,611         19,649
                                             -----------    -----------
TOTAL OPERATING EXPENSES                          17,611         19,649
                                             -----------    -----------
LOSS FROM OPERATIONS                             (17,611)       (19,649)
                                             -----------    -----------

OTHER INCOME

     Other Income                                    529            399
                                             -----------    -----------
TOTAL OTHER INCOME                                   529            399
                                             -----------    -----------

NET LOSS                                     $   (17,082)   $   (19,250)
                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,961,018      8,761,018
                                             ===========    ===========

NET LOSS PER COMMON SHARE - Basic            $     (.002)   $     (.002)
                                             ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                            2006        2005
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (17,082)  $ (19,250)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable                           -         552
       Decrease in accounts payable and accrued expenses    (5,185)     (5,375)
                                                         ---------   ---------
Net Cash Used in Operating Activities                      (22,267)    (24,073)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                          30,000           -
                                                         ---------   ---------
Net Cash Provided by Financing Activities                   30,000           -
                                                         ---------   ---------

Net Increase (Decrease) in Cash                              7,733     (24,073)

CASH - BEGINNING OF PERIOD                                  24,687      54,311
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  32,420   $  30,238
                                                         =========   =========



             See accompanying notes to these financial statements.

                               NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the operating results for the entire year.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2006, there were no cash equivalents.

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

Results of Operations

     For the three month periods ended June 30, 2006 and 2005, the Company had revenue of $ - and $ - , respectively. For the three month periods ended June 30, 2006 and 2005, the Company had net operating losses of $4,685 and $2,327, respectively.

     For the nine month periods ended June 30, 2006 and 2005, the Company had revenue of $ - and $ - , respectively. Loss from operations for the nine month periods ended June 30, 2006 and 2005 were $17,082 and $19,250, respectively.


Liquidity and Capital Resources


     During the three and nine month periods ended June 30, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period and proceeds from the sale of common stock. As of June 30, 2006, the Company had cash on hand in the amount of $32,420. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended June 30, 2006, the Company was not a party to any material legal proceedings.


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

14         Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


     b. Reports on Form 8-K.

     During the three months ended June 30, 2006, the Company did not file any current reports on Form 8-K.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 1, 2006

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