Form 10KSB
period 2006-09-30
4NET SOFTWARE INC
filed 2006-12-28
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended September 30, 2006


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

             Yes [X]                            No [ ]

The issuer's revenues for fiscal year ended September 30, 2006 were: $0.

As of December 12, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $544,129. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.


As of December 12, 2006, there were issued and outstanding 8,961,017 shares of the registrant's common stock, par value $.00001 per share.


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

ITEM 1.    DESCRIPTION OF BUSINESS.

Background

        4net Software, Inc. (the "Company" or "4net Software") is a Delaware corporation that as incorporated in 1986 under the name Medtech Diagnostics, Inc. The Company ceased all operations in 1991. Currently, the Company is seeking to acquire or merge with an undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). 4net Software is engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value.

        4net Software's Acquisition Strategy seeks to generate revenue by acquiring undervalued businesses with a history of operating revenues. The Company utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

        Management believes that the future of the Company is dependent upon its ability to consummate a merger, acquisition or other business combination with a viable operating entity. There can be no assurance that the Company will be able to do so. Additionally, management believes that the Company may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination and there can be no assurance that the Company will be able to do so.


Employees

         As of December 12, 2006, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2006 and 2005 the Company has had no revenues from operations. For the fiscal years ended September 30, 2006 and 2005, the Company has had net losses of $27,100 and $29,981, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 12, 2006, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 62% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 12, 2006 the Company had 8,961,017 shares of common stock issued and outstanding and 91,038,983 authorized but unissued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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

ITEM 2.    DESCRIPTION OF PROPERTY.


        Since January 5, 2004, 4net Software has maintained its offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion Of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

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

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2006:   1st Quarter, through December 31, 2005      $.21           $.30
              2nd Quarter, through March 31, 2006         $.21           $.35
              3rd Quarter, through June 30, 2006          $.25           $.30
              4th Quarter, through September 30, 2006     $.20           $.25


      2005:   1st Quarter, through December 31, 2004      $.25           $.30
              2nd Quarter, through March 31, 2005         $.20           $.30
              3rd Quarter, through June 30, 2005          $.15           $.20
              4th Quarter, through September 30, 2005     $.15           $.22



        As of December 12, 2006, the reported closing bid and ask prices on the Company's common stock were $.15 and $.17, respectively.


Holders

        As of December 12, 2006, the Company's common stock was held by approximately 120 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.

Dividends

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

        The following information relates to sales of unregistered securities by the Company during the fiscal year ended September 30, 2006. All of these sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Sections 4(2), 4(6) and/or 3(b) thereof and the rules and regulations under the Securities Act of 1933, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

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

        This transaction was previously disclosed by the Company in a current report on Form 8-K, filed on October 12, 2005, and such report is incorporated herein by reference.


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

Results of Operations

        During the years ended September 30, 2006 and 2005, the Company did not generate any revenues from operations. During the years ended September 30, 2006 and 2005 the Company did earn interest income of $651 and $512, respectively.

        During Fiscal 2006, the Company incurred operating expenses of $27,751 compared to operating expenses of $30,493 for Fiscal Year 2005, a decrease of $2,742.

        For Fiscal 2006, the Company incurred a net loss of $27,100 compared to a loss from operations of $29,981 for Fiscal 2005, a decrease of $2,881.


Liquidity and Capital Resources

        During Fiscal 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of September 30, 2006, the Company had working capital of $19,007. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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


ITEM 7.    FINANCIAL STATEMENTS.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-12.


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


Item 8B. OTHER INFORMATION


         Effective September 25, 2006, the appointed Atlas Stock Transfer Corporation as the transfer agent for the Company. The address for Atlas Stock Transfer Corportion is 5899 S State Street, Salt Lake City, Utah 84107 [Telephone number (801)266-7151].

         On October 12, 2005, the Company filed a current report on Form 8-K, disclosing the sale of 200,000 restricted shares of the Company's common stock, $.00001 par value at a purchase price of $.15 per share, and such report is incorporated herein by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2006. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            41            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                54            Director
Alan Rosenberg               37            Director

----------

        Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer and director of Ridgefield Acquisition Corp., a publicly traded corporation.

       Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Mallory Capital Group, LLC, Avalon Partners, Inc., K & Z Partners LLC, Blaylock & Company, Inc. Fieldstone Services Corp. and Danske Securities (US), Inc.
Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded corporation.

       Alan Rosenberg has served as a director of the Company since March 17, 2000. Mr. Rosenberg served as the Chief Information Officer for the City of New York's Department of Small Business Services. Prior to that, he was a Director in the Office of the CIO for the Department of Information Technology and Telecommunications for the City of New York. He also served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. Mr. Rosenberg is a graduate from Polytechnic University with a MS in the Management of Technology and holds a BA from The Ohio State University .

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


Committees of the Board of Directors

        During Fiscal 2006, the Board of Directors took action once and held one
(1) meeting. The Board of Directors has a standing Audit Committee. During Fiscal 2006, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2006, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2006, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                          Securities
                                       Fiscal                                Underlying      All Other
Name and Principal Position             Year         Salary(1)    Bonus      Options (2)     Comp.
---------------------------------      ------        ---------    -------    -----------     ----------
Steven N. Bronson                       2006          $0             0             0             0
           CEO and President(3)         2005          $0             0             0             0
                                        2004          $0             0             0             0

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


Options Granted to Employees in Fiscal 2006

        No stock options were granted to employees during fiscal year ended September 30, 2006.


Aggregate Option Exercises in Fiscal 2006 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2006, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                       Number                       Number of Securities           Value of Unexercised
                       Of Shares                    Underlying Unexercised         In-the-Money Options
Name/                  Acquired        Value        Options at Fiscal Year End     at Fiscal Year End
Position               On Exercise     Realized     Exercised/Unexercised          Exercised/Unexercised
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

-------------------


Compensation of Directors

     In the fiscal year ended September 30, 2006, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

     At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of November 17, 2006, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                 Number of          Percent
Name and Address        Company Position        Shares owned       of class
----------------        ----------------        ------------       --------

Steven N. Bronson       Chairman, CEO           5,560,210              62%
                        and President
Alan Rosenberg          Director                   10,000(2)            *
Leonard Hagan           Director                   10,000(3)            *

All directors and executive officers            5,580,210              62%
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

(2) Includes options to purchase 10,000 shares of the Company's common stock exercisable at $2.26 per share held by Mr. Rosenberg. These options are set to expire on May 10, 2010.

(3) Includes options to purchase 10,000 shares of the Company's common stock exercisable at $2.26 per share held by Mr. Hagan. These options are set to expire on May 10, 2010.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since January 5, 2004, 4net Software has maintained its offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion Of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

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

14#        Code of Ethics

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,100 for each of the fiscal years 2006 and 2005, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for each of the fiscal years 2006 and 2005.


All Other Fees.
--------------

None.

            The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2006.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 21, 2006
of the Board of Directors
December 21, 2006



/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 21, 2006

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------
31 President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                               4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 and 2005

                               4NET SOFTWARE, INC.
                          Index to Financial Statements




Report of Independent Registered Public
    Accounting Firm                                              F-2

 Balance Sheet
     September 30, 2006                                          F-3

Statements of Operations
     Years Ended September 30, 2006 and 2005                     F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2006 and 2005                     F-5

Statements of Cash Flows
     Years Ended September 30, 2006 and 2005                     F-6

Notes to Financial Statements                                    F-7 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of 4Net Software, Inc.

We have audited the accompanying balance sheet of 4Net Software, Inc. (the "Company") as of September 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2006. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
December 21, 2006

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006


                                        ASSETS

CURRENT ASSETS
     Cash                                                           $    26,557
                                                                    -----------

TOTAL ASSETS                                                        $    26,557
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     7,550
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                 7,550
                                                                    -----------



COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                      --
     Common stock, $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,961,017 shares                          90
     Capital in excess of par value                                   3,168,258
     Accumulated deficit                                             (3,149,341)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                               19,007
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   26,557
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                       2006            2005
                                                   -----------     -----------

REVENUES                                           $        --     $        --
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative                         27,751          30,493
                                                    -----------     -----------

 TOTAL OPERATING EXPENSES                               27,751          30,493
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (27,751)        (30,493)
                                                   -----------     -----------

OTHER INCOME
     Other income                                          651             512
                                                   -----------     -----------

TOTAL OTHER INCOME                                         651             512
                                                   -----------     -----------

NET LOSS                                           $   (27,100)    $   (29,981)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Diluted                        8,961,017       8,761,017
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - Basic and Diluted      $     (.003)    $     (.003)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                Common                                Capital in                Stock
                                Common Stock    Stock   Subscribed  Preferred Stock   Excess of  Accumulated Subscription
                             Shares    Amount   Shares    Amount    Shares    Amount  Par Value    Deficit    Receivable   Total
                             ------    ------  -------   -------    ------    ------  ---------- -----------  -----------  ------
Balance, October 1, 2004    8,761,017  $   88       --    $  --         --    $   --  $3,138,260 $(3,092,260)  $      --  $46,088
                            ---------  ------  -------   ------       -----   ------  ---------- -----------   ---------  -------

Common stock subscribed            --      --  200,000        2         --        --      29,998          --     (30,000)      --

Net loss                           --      --       --       --         --        --          --     (29,981)         --  (29,981)
                            ---------  ------  -------   ------      ------   ------  ---------- -----------   ---------  -------
Balance, September 30, 2005 8,761,017  $   88  200,000    $   2         --    $   --  $3,168,258 $(3,122,241)  $ (30,000) $16,107
                            =========  ====== ========   ======      ======   ======  ========== ===========   =========  =======

Issuance of common stock      200,000       2 (200,000)      (2)        --        --          --          --      30,000   30,000

Net loss                           --      --       --       --         --        --          --     (27,100)         --  (27,100)

                            ---------  ------  -------   ------      ------   ------  ---------- -----------   ---------  -------
Balance, September 30, 2006 8,961,017  $   90       --    $  --         --    $   --  $3,168,258 $(3,149,341)  $      --  $19,007
                            =========  ====== ========   ======      ======   ======  ========== ===========   =========  =======






   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2006 AND 2005




                                                                          2006         2005
                                                                       ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                           $ (27,100)    $ (29,981)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts receivable - other                                --           552
       Decrease in accounts payable and accrued expenses                  (1,030)         (195)
                                                                       ---------     ---------

Net cash used in operating activities                                    (28,130)      (29,624)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                               30,000            --
                                                                       ---------     ---------

Net cash provided by financing activities                                 30,000            --
                                                                       ---------     ---------



NET INCREASE (DECREASE) IN CASH                                            1,870       (29,624)

CASH - BEGINNING OF YEAR                                                  24,687        54,311
                                                                       ---------     ---------

CASH - END OF YEAR                                                     $  26,557     $  24,687
                                                                       =========     =========


   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY

         4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2006, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.


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


         EARNINGS (LOSS) PER COMMON SHARE

         Basic (loss) earnings per share ("EPS") is computed as net income
         (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2006 and 2005. Therefore diluted EPS is the same as basic EPS.


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2006 and 2005.


         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

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


         RECENT ACCOUNTING PRONOUNCEMENTS

             In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) will be effective for the Company on October 1, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) is not expected to have a material impact on our financial position and results of operations because all of the Company's outstanding stock options are fully vested, we are still evaluating the potential impact from adopting this statement.

             In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"), to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

             In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). This Statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement which changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized serving assets and serving liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

             In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

             In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

             In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,149,341 through September 30, 2006. As of September 30, 2006 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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

         On September 13, 2005, the Company entered into a stock purchase agreement with RAM Capital Management Trust I whereby the Company agreed to sell 200,000 restricted shares of its $0.00001 par value common stock at a purchase price of $0.15 per share. Accordingly, this transaction was recorded as common stock subscribed and capital in excess of par value with a corresponding stock subscriptions receivable at September 30, 2005. The Company received payment in the amount of $30,000 on October 12, 2005.

             As of October 1, 2004 and September 30, 2005, Catalyst Financial LLC (Note 5) held fully-vested warrants to purchase 82,000 shares of common stock of the Company at an exercise price of $.50 per share. These warrants expired on September 29, 2006.

                               4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTION PLAN

         The Company has a Stock Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of the Company may be granted options to purchase shares of the Company's common stock at a price to be determined by the Board of Directors, or a committee to be formed by the Board of Directors, which can not be less than sixty-five percent of the common stock fair value at the date of grant. In addition, the Stock Incentive Plan also authorizes the Company to issue restrictive stock awards and stock bonuses. The Stock Incentive Plan authorizes the issuance of up to 1,100,000 shares of the Company's common stock.

         The status of outstanding options granted pursuant to the plan is as follows:

                                                       Number of   Weighted Avg.
                                                        Shares    Exercise Price
                                                       ---------  --------------

         Options Outstanding- October 1, 2004           370,000       $ .66
         (370,000 exercisable)
         Granted                                             --          --
         Exercised                                           --          --
         Expired                                        350,000         .57
                                                       --------

         Options Outstanding- September 30, 2005         20,000       $2.26
         (20,000 exercisable)
         Granted                                             --          --
         Exercised                                           --          --
         Expired                                             --          --
                                                       --------

         Options Outstanding - September 30, 2006        20,000       $2.26
         (20,000 exercisable at $2.26, expiring 2010)  ========

           All outstanding stock options are fully vested.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company maintains its offices at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

         During the years ended September 30, 2006 and 2005, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

                                4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         Control

         As of December 12, 2006, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 62% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


NOTE 6 - INCOME TAXES

         At September 30, 2006, the Company had net operating loss carryforwards of approximately $1,940,000 that may be offset against future taxable income, if any, ratably through 2026. These carry-forwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $776,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2006 and 2005.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at September 30, 2006 and 2005.