Form 10QSB
period 2006-12-31
4NET SOFTWARE INC
filed 2007-02-14
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended December 31, 2006.

       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of February 7, 2007, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                               4net Software, Inc.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1.  Financial Statements.............................................  3

Balance Sheet as of December 31, 2006 (unaudited)
          and September 30, 2006 (audited) ...............................  3

Statements of Operations (three-months ended December 31, 2006 and 2005)..  4

Statements of Cash Flows (three-months ended December 31, 2006 and 2005)..  5

Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion and Analysis or
           Plan of Operation..............................................  7

Item 3.  Controls and Procedures..........................................  8


PART II - OTHER INFORMATION...............................................  9

Item 1.  Legal Proceedings................................................  9

Item 6.  Exhibits.........................................................  9

SIGNATURES................................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                               December 31,   September 30,
                                                                                   2006           2006
                                                                                (Unaudited)     (Audited)
                                                ASSETS
CURRENT ASSETS

     Cash                                                                       $    21,065   $     26,557
                                                                                -----------    -----------

TOTAL ASSETS                                                                    $    21,065    $    26,557
                                                                                ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $     6,050   $      7,550
                                                                                -----------    -----------

   TOTAL CURRENT LIABILITIES                                                          6,050          7,550
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                            --             --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Series A authorized - none                                                     --             --
     Common stock $.00001 par value; authorized-100,000,000 shares
                   issued and outstanding - 8,961,017 shares                             90             90
     Capital in excess of par value                                               3,168,258      3,168,258
     Accumulated deficit                                                         (3,153,333)    (3,149,341)
                                                                                -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                           15,015         19,007
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    21,065    $    26,557
                                                                                ===========    ===========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)


                                                      2006           2005

OPERATING EXPENSES
     General and administrative                   $     4,054    $     5,386
                                                  -----------    -----------

LOSS FROM OPERATIONS                                   (4,054)        (5,386)
                                                  -----------    -----------

OTHER INCOME
     Other income                                          62            216
                                                  -----------    -----------


NET LOSS                                          $    (3,992)   $    (5,170)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                       8,961,017      8,934,644
                                                  ===========    ===========

NET LOSS PER COMMON SHARE -
    Basic and diluted                             $    (.0004)   $     (.001)
                                                  ===========    ===========








              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)


                                                            2006        2005
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (3,992)  $  (5,170)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Changes in assets and liabilities:
       Decrease in accounts payable and
       accrued expenses                                     (1,500)     (3,125)

                                                         ---------   ---------
Net Cash Used in Operating Activities                       (5,492)     (8,295)
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                          --      30,000
                                                         ---------   ---------
Net Cash Provided By Financing Activities                       --      30,000
                                                         ---------   ---------
Net (Decrease) Increase in Cash                             (5,492)     21,705

CASH - BEGINNING OF PERIOD                                  26,557      24,687
                                                         ---------   ---------

CASH - END OF PERIOD                                     $  21,065   $  46,392
                                                         =========   =========







              See accompanying notes to these financial statements.

                                   4NET SOFTWARE, INC.
                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim financial statements of 4net Software, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the operating results for the entire year.

          We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended September 30, 2006.


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


          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2006, there were no cash equivalents.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006, which is incorporated herein by reference.


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

Results Of Operations

     For the three month periods ended December 31, 2006 and 2005, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2006 and 2005 were $4,054 and $5,386, respectively. For the three month periods ended December 31, 2006 and 2005, the Company had net losses of $3,992 and $5,170, respectively.


Liquidity and Capital Resources

     During the three month period ended December 31, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of December 31, 2006, the Company had cash on hand in the amount of $21,065. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended December 31, 2006, the Company was not a party to any material legal proceedings.


Item 6. Exhibits.

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


February 13, 2007

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