Form 10KSB
period 2007-09-30
4NET SOFTWARE INC
filed 2007-12-26
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                      Commission File Number 33-131110 NY

                              4net Software, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                      ----------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

100 Mill Plain Road, Danbury, Connecticut                06811
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip code)

                                 (203) 791-3872
                      -------------------------------------
                          (Issuer's telephone number)


Securities registered under Section 12(b) of the
Exchange Act:       None

Securities registered under Section 12(g) of the
Exchange Act:       None

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act      [ ]

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

             Yes [X]                            No [ ]

The issuer's revenues for fiscal year ended September 30, 2007 were: $0.

As of December 20, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask prices of such stock on that date was $561,113. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.


As of December 20, 2007, there were issued and outstanding 8,961,017 shares of the registrant's common stock, par value $.00001 per share.


Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                          RIDGEFIELD ACQUISITION CORP.
                                   FORM 10-KSB


                                Table of Contents
                                                                      Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS.                                        4

         Employees.                                                     5

         Risk Factors Affecting Operating Results and
         Market Price of Stock.                                         5

ITEM 2. DESCRIPTION OF PROPERTY.                                       10

ITEM 3. LEGAL PROCEEDINGS.                                             10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           10

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.      10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.     12

ITEM 7. FINANCIAL STATEMENTS.                                          14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.                           14

ITEM 8A. CONTROLS AND PROCEDURES.                                      14

ITEM 8B. OTHER INFORMATION.                                            14

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
        AND CORPORAE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.                                           14

ITEM 10. EXECUTIVE COMPENSATION.                                       16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                   18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
         DIRECTOR INDEPENDENCE.                                        18

ITEM 13. EXHIBITS.                                                     19

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                       21

SIGNATURES.                                                            21

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

ITEM 1.    DESCRIPTION OF BUSINESS.

Background

        4net Software, Inc. (the "Company" or "4net Software") is a Delaware corporation that was incorporated in 1986 under the name Medtech Diagnostics, Inc. The Company ceased all operations in 1991. Currently, the Company is seeking to acquire or merge with an undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). 4net Software is engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance 4net Software's revenues and increase shareholder value.

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


Employees

         As of December 20, 2007, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources

       The Company has limited resources. For the fiscal years ended September 30, 2007 and 2006 the Company has had no revenues from operations. For the fiscal years ended September 30, 2007 and 2006, the Company has had net losses of $18,120 and $27,100, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 20, 2007, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 62% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

ITEM 2.    DESCRIPTION OF PROPERTY.


        4net Software's offices are located at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.


ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not currently a party to any legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fiscal year ended September 30, 2007, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $.00001 per share, is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "FNSI."

        The following table sets forth the range of high and low prices for the Company's common stock as quoted by Yahoo! Finance (finance.yahoo.com) for the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                             Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2007:   1st Quarter, through December 31, 2006      $.15           $.20
              2nd Quarter, through March 31, 2007         $.13           $.18
              3rd Quarter, through June 30, 2007          $.12           $.18
              4th Quarter, through September 30, 2007     $.12           $.18


      2006:   1st Quarter, through December 31, 2005     $.21            $.30
              2nd Quarter, through March 31, 2006        $.21            $.35
              3rd Quarter, through June 30, 2006         $.25            $.30
              4th Quarter, through September 30, 2006    $.20            $.25



        On December 20, 2007, the reported closing bid and ask prices on the Company's common stock were $.16 and $.25, respectively.


Holders

        As of December 20, 2007, the Company's common stock was held by approximately 120 record holders, who the Company believes hold common stock for approximately 2,200 beneficial holders.

Dividends

       The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

        The Company did not sell any unregistered securities during the fiscal year ended September 30, 2007.


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

Results of Operations

        During the years ended September 30, 2007 ("Fiscal 2007") and September 30, 2006 ("Fiscal 2006"), the Company did not generate any revenues from operations. During the years ended September 30, 2007 and 2006 the Company did earn interest income of $156 and $651, respectively.

        During Fiscal 2007, the Company incurred operating expenses of $18,276 compared to operating expenses of $27,751 for Fiscal 2006, a decrease of $9,475.

        For Fiscal 2007, the Company incurred a net loss of $18,120 compared to a net loss of $27,100 for Fiscal 2006, a decrease of $8,980.


Liquidity and Capital Resources

        During Fiscal 2007, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of September 30, 2007, the Company had working capital of $887. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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


ITEM 7.    FINANCIAL STATEMENTS.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-10.


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


Item 8B. OTHER INFORMATION


         Effective December 1, 2007, the business of Atlas Stock Transfer Corporation was sold and transferred to Standard Registrar & Transfer Company, Inc. 12528 South 1840 East, Draper, Utah 84020 [Telephone number (801)266-7151]. Accordingly, effective December 1, 2007, 4net Softare's transfer agent is Standard Registrar & Transfer Company, Inc.



                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2007. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                         Age           Position
------------------           ---           --------------------
Steven N. Bronson            42            Chairman, Chief Executive Officer
                                           and President
Leonard Hagan                55            Director
Alan Rosenberg               38            Director

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


Committees of the Board of Directors

        During Fiscal 2007, the Board of Directors took action once and held no meetings. The Board of Directors has a standing Audit Committee. During
Fiscal 2007, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2007, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2007, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                         Securities
                                       Fiscal                                Underlying   All Other
Name and Principal Position             Year        Salary(1)     Bonus      Options (2)  Comp.
---------------------------------      ------       ---------     -----      -----------  ---------
Steven N. Bronson                       2007           $0           0             0          0
           CEO and President(3)         2006           $0           0             0          0
                                        2005           $0           0             0          0

-------------------

(1) This table contains the actual salary that was paid to the executive for the relevant fiscal year.

(2) We have no long-term incentive compensation plan for our executive officers and employees other than the 2000 Stock Incentive Plan. We did not award stock appreciation rights or long term incentive plan pay-outs.

(3) In September 2002, the Company entered into an agreement with Steven N. Bronson, the president of the Company, that effective October 1, 2002, Mr. Bronson Will waive and not receive a salary from the Company.


Options Granted to Employees in Fiscal 2007

        No stock options were granted to employees during fiscal year ended September 30, 2007.


Aggregate Option Exercises in Fiscal 2007 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2007, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

-------------------


Compensation of Directors

     In the fiscal year ended September 30, 2007, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

    At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth as of December 20, 2007, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 100 Mill Plain Road, Danbury, Connecticut 06811.

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


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        4net Software's offices are located at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

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

31* President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

            The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $9,100 for each of the fiscal years 2007 and 2006, respectively.


Audit-Related Fees.
------------------

            None.


Tax Fees.
--------

            The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is $900 for each of the fiscal years 2007 and 2006.


All Other Fees.
--------------

None.

           The audit committee approved the engagement of Carlin, Charron & Rosen, LLP in the preparation of the Company's tax returns for fiscal year 2007.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 21, 2007
of the Board of Directors
December 21, 2007



/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 21, 2007

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------
31 President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                              4NET SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 and 2006

                             4NET SOFTWARE, INC.
                          Index to Financial Statements




Report of Independent Registered Public
     Accounting Firm                                       F-2

Balance Sheet
     September 30, 2007                                    F-3

Statements of Operations
     Years Ended September 30, 2007 and 2006               F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2007 and 2006               F-5

Statements of Cash Flows
     Years Ended September 30, 2007 and 2006               F-6

Notes to Financial Statements                              F-7 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of 4Net Software, Inc.

We have audited the accompanying balance sheet of 4Net Software, Inc.
(the "Company") as of September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years in
the two-year period ended September 30, 2007.    The financial statements
are the responsibility of the Company's management.     Our responsibility
is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
December 20, 2007

                               4NET SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007


                                        ASSETS

CURRENT ASSETS
     Cash                                                           $     7,787
                                                                    -----------

TOTAL ASSETS                                                        $     7,787
                                                                    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     6,900
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                 6,900
                                                                    -----------




COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; authorized-5,000,000 shares
          Issued and outstanding - none                                      --
     Common stock, $.00001 par value; authorized-100,000,000 shares
          Issued and outstanding - 8,961,017 shares                          90
     Capital in excess of par value                                   3,168,258
     Accumulated deficit                                             (3,167,461)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                                  887
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     7,787
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006


                                                       2007            2006
                                                   -----------     -----------

REVENUES                                           $        --     $        --
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative expenses                18,276          27,751
                                                   -----------     -----------

 TOTAL OPERATING EXPENSES                               18,276          27,751
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (18,276)        (27,751)
                                                   -----------     -----------

OTHER INCOME                                               156             651
                                                   -----------     -----------

NET LOSS                                           $   (18,120)    $   (27,100)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Diluted                        8,961,017       8,961,017
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - Basic and Diluted      $     (.002)    $     (.003)
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                 Common
                                                 Stock                 Capital in                  Stock
                               Common Stock    Subscribed  Subscribed  Excess of   Accumulated  Subscription
                              Shares  Amount     Shares      Amount    Par Value     Deficit     Receivable   Total
                              ------  ------   ----------  ----------  ----------  -----------  -----------  ------
Balance, October 1, 2005    8,761,017 $   88     200,000     $    2    $3,168,258  $(3,122,241)  $ (30,000)  $16,107
                            ========= ======     =======     ======    ==========  ===========   =========   =======

Issuance of common stock      200,000      2    (200,000)        (2)           --           --      30,000    30,000

Net loss                          --      --          --         --            --      (27,100)         --   (27,100)

                            --------- ------     -------     ------    ----------  -----------   ---------   -------
Balance, September 30, 2006 8,961,017 $   90          --     $   --    $3,168,258  $(3,149,341)  $      --   $19,007
                            ========= ======     =======     ======    ==========  ===========   =========   =======


Net loss                          --      --          --         --            --      (18,120)         --  (18,120)

                            --------- ------     -------     ------    ----------  -----------   ---------   -------
Balance, September 30, 2007 8,961,017 $   90          --     $   --    $3,168,258  $(3,167,461)  $      --   $   887
                            ========= ======     =======     ======    ==========  ===========   =========   =======


   The accompanying notes are an integral part of these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                     2007       2006
                                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      $ (18,120)  $ (27,100)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

       Decrease in accounts payable and accrued expenses               (650)     (1,030)
                                                                  ---------   ---------

Net cash used in operating activities                               (18,770)    (28,130)
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                              --      30,000
                                                                  ---------   ---------

Net cash provided by financing activities                                --      30,000
                                                                  ---------   ---------



NET (DECREASE) INCREASE IN CASH                                     (18,770)      1,870

CASH - BEGINNING OF YEAR                                             26,557      24,687
                                                                  ---------   ---------

CASH - END OF YEAR                                                $   7,787   $  26,557
                                                                  =========   =========

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY

         4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2007, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.


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


         EARNINGS (LOSS) PER COMMON SHARE

         Basic (loss) earnings per share ("EPS") is computed as net income
         (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2007 and 2006. Therefore diluted EPS is the same as basic EPS.


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2007 and 2006.


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


         RECENT ACCOUNTING PRONOUNCEMENTS

         There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company's financial statements.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.2 million through September 30, 2007. As of September 30, 2007 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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

         The status of outstanding options granted pursuant to the plan is as follows:

                                                       Number of  Weighted Avg.
                                                        Shares    Exercise Price
                                                      ---------   --------------

         Options Outstanding- October 1, 2005            20,000       $2.26
         (20,000 exercisable)
         Granted                                             --          --
         Exercised                                           --          --
         Expired                                             --          --
                                                       --------

         Options Outstanding - September 30, 2006       20,000        $2.26
         Granted                                             --          --
         Exercised                                           --          --
         Expired                                             --          --
                                                       --------

         Options Outstanding - September 30, 2007        20,000       $2.26
         (20,000 exercisable at $2.26, expiring 2010)  ========

         All outstanding stock options are fully vested.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company's offices are located at 100 Mill Plain Road, Danbury, Connecticut 06811. The Company is using a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Steven N. Bronson, the President of the Company, is the principal and owner of Catalyst Financial LLC. Catalyst Financial LLC has agreed to waive the payment of any rent by the Company for use of the offices.

         During the years ended September 30, 2007 and 2006, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

                              4NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         Control

         Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 62% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


NOTE 6 - INCOME TAXES

         At September 30, 2007, the Company had net operating loss carryforwards of approximately $1,600,000 that may be offset against future taxable income, if any, ratably through 2027. These carry-forwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $640,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2007 and 2006.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at September 30, 2007 and 2006.