Form 10QSB
period 2007-12-31
4NET SOFTWARE INC
filed 2008-02-15
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2007.

       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                    to
                                      ------------------    ------------------


                       Commission File No. -- 33-131110-NY

                               4net Software, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           DELAWARE                                   22-1895668
------------------------------                    -------------------
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

As of February 13, 2008, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001

Transitional Small Business Disclosure Format (check one):
Yes        No   X
   -----      -----

                               4net Software, Inc.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................  3

Item 1. Financial Statements..............................................  3

Balance Sheets as of December 31, 2007 (unaudited)
         and September 30, 2007 (audited) ................................  3

Statements of Operations (three-months ended December 31, 2007 and 2006)..  4

Statements of Cash Flows (three-months ended December 31, 2007 and 2006)..  5

Notes to Financial Statements.............................................  6

Item 2. Management's Discussion and Analysis or
         Plan of Operation................................................  8

Item 3. Controls and Procedures...........................................  9


PART II - OTHER INFORMATION............................................... 10

Item 1. Legal Proceedings................................................. 10

Item 6. Exhibits.......................................................... 10

SIGNATURES................................................................ 12

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements


                              4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                           December 31, September 30,
                                                                               2007        2007
                                                                            (Unaudited)  (Audited)

                                                ASSETS
CURRENT ASSETS

     Cash                                                                   $     7,097  $     7,787
                                                                            -----------  -----------

TOTAL ASSETS                                                                $    7,097   $     7,787
                                                                            ===========  ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $    10,000  $     6,900
                                                                            -----------  -----------

  TOTAL CURRENT LIABILITIES                                                      10,000        6,900
                                                                            -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                       --            --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized - 5,000,000 shares;
                   issued and outstanding - 0 shares                                 --           --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
                   issued and outstanding - 8,961,017 shares                         90           90
     Capital in excess of par value                                           3,168,258    3,168,258
     Accumulated deficit                                                     (3,171,251) (3,167,461)
                                                                            -----------  -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (2,903)        887
                                                                            -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $     7,097  $     7,787
                                                                            ===========  ===========


             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                  (Unaudited)


                                                     2007           2006

OPERATING EXPENSES
     General and administrative                  $     3,795     $     4,054
                                                 -----------     -----------

LOSS FROM OPERATIONS                                  (3,795)         (4,054)
                                                 -----------     -----------

OTHER INCOME
     Other income                                          5              62
                                                 -----------     -----------


NET LOSS                                          $   (3,790)    $    (3,992)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                       8,961,017      8,961,017
                                                  ===========    ===========

NET LOSS PER COMMON SHARE -
    Basic and diluted                             $    (.0004)   $    (.0004)
                                                  ===========    ===========




             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                  (Unaudited)


                                                           2007       2006
                                                         --------- ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss                                                $  (3,790) $  (3,992)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Changes in assets and liabilities:
       Increase (decrease) in accounts payable
       and accrued expenses                                 3,100     (1,500)

                                                        ---------  ---------
Net Cash Used in Operating Activities                        (690)    (5,492)
                                                        ---------  ---------

Net Decrease in Cash                                         (690)    (5,492)

CASH - BEGINNING OF PERIOD                                  7,787     26,557
                                                        ---------  ---------

CASH - END OF PERIOD                                    $   7,097  $  21,065
                                                        =========  =========



             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the operating results for the entire year.

         The financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2007.


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


         CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2007, there were no cash equivalents.


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


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.2 million through December 31, 2007. As of December 31, 2007 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 3 - CONTROL

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

NOTE 4 - Subsequent Event

         On January 31, 2008, the Company's president and principal executive officer extended cash of $2,000 to the Company to fund working capital needs to pay operating expenses. The Company does not intend to pay interest on the amount borrowed.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007, which is incorporated herein by reference.


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

Results Of Operations

    For the three month periods ended December 31, 2007 and 2006, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2007 and 2006 were $3,795 and $4,054, respectively. For the three month periods ended December 31, 2007 and 2006, the Company had net losses of $3,790 and $3,992, respectively.


Liquidity and Capital Resources

     During the three month period ended December 31, 2007, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of December 31, 2007, the Company had cash on hand in the amount of $7,097. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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


Subsequent Event

    On January 31, 2008, the Company's president and principal executive officer loaned the Company $2,000 to fund the working capital needs of the Company and to pay operating expenses. The Company does not intend to pay interest on the amount borrowed.


Item 3. Controls and Procedures.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our president and principle executive officer, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's president and principle executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

    Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended December 31, 2007, the Company was not a party to any material legal proceedings.


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


February 15, 2008

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