Form 10QSB
period 2008-03-31
4NET SOFTWARE INC
filed 2008-05-15
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2008.

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

As of May 6, 2008, the Registrant had outstanding 8,961,017 shares of common stock, par value $.00001

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

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of March 31, 2008 (unaudited)
         and September 30, 2007 (audited)................................. 3

Statements of Operations (three-months ended March 31, 2008 and 2007)..... 4

Statements of Operations (six-months ended March 31, 2008 and 2007)....... 5

Statements of Cash Flows (six-months ended March 31, 2008 and 2007)....... 6

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

Item 6.  Exhibits ........................................................ 11

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                          March 31, September 30,
                                                                            2008        2007
                                                                         (Unaudited) (Audited)
                                                ASSETS

CURRENT ASSETS

     Cash                                                                 $   1,270   $    7,787
                                                                         ----------- -----------

TOTAL ASSETS                                                              $   1,270   $    7,787
                                                                         =========== ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                   $    5,800  $     6,900
 Due to stockholder                                                            2,000          --
                                                                         ----------- -----------

  TOTAL CURRENT LIABILITIES                                                    7,800       6,900
                                                                         ----------- -----------

COMMITMENTS AND CONTINGENCIES                                                     --          --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares;
                   issued and outstanding - none                                  --          --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
                   issued and outstanding - 8,961,017 shares                      90          90
     Capital in excess of par value                                        3,168,258   3,168,258
     Accumulated deficit                                                  (3,174,878) (3,167,461)
                                                                         ----------- -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (6,530)        887
                                                                         ----------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $     1,270 $     7,787
                                                                         =========== ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                                  (Unaudited)


                                                     March 31,
                                                2008           2007
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
     General and Administrative                   3,628          3,946
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (3,628)        (3,946)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (3,628)        (3,946)
                                            -----------    -----------

OTHER INCOME

     Other Income                                     1             41
                                            -----------    -----------
TOTAL OTHER INCOME                                    1             41
                                            -----------    -----------

NET LOSS                                    $    (3,627)   $    (3,905)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                 8,961,017     8,961,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE - Basic
     and dilutive                           $    (.0004)   $    (.0004)
                                            ===========    ===========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                           STATEMENTS OF OPERATIONS
                                SIX MONTHS ENDED
                                  (Unaudited)


                                                      March 31,
                                                 2008          2007
                                             -----------   -----------

REVENUES                                     $        --   $        --
                                             -----------   -----------

OPERATING EXPENSES
     General and Administrative                    7,423         8,001
                                             -----------   -----------
TOTAL OPERATING EXPENSES                           7,423         8,001
                                             -----------   -----------
LOSS FROM OPERATIONS                             (7,423)       (8,001)
                                             -----------   -----------

OTHER INCOME

     Other Income                                      6           104
                                             -----------   -----------
TOTAL OTHER INCOME                                     6           104
                                             -----------   -----------

NET LOSS                                    $    (7,417)   $    (7,897)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                8,961,017      8,961,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE - Basic
       and dilutive                         $    (.0008)   $    (.0009)
                                            ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                           STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (Unaudited)

                                                               March 31,
                                                           2008        2007
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (7,417)   $ (7,897)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses   (1,100)    (3,086)
                                                        ---------  ---------
Net Cash Used in Operating Activities                      (8,517)   (10,983)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder                                    2,000        --
                                                        ---------  ---------
Net Cash Provided by Financing Activities                   2,000         --
                                                        ---------  ---------

Net Decrease in Cash                                       (6,517)   (10,983)

CASH - BEGINNING OF PERIOD                                  7,787     26,557
                                                        ---------  ---------

CASH - END OF PERIOD                                    $   1,270  $  15,574
                                                        =========  =========



             See accompanying notes to these financial statements.

                             4NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month and six month periods ended March 31, 2008 are not necessarily indicative of the operating results for the entire year.

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


         CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2008, there were no cash equivalents.


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

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.2 million through March 31, 2008. As of March 31, 2008 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.



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

NOTE 4 - DUE TO STOCKHOLDER

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

Results Of Operations

     For the three and six month periods ended March 31, 2008 and 2007, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2008 and 2007 were $3,628 and $3,946, respectively. Operating expenses for the six month periods ended March 31, 2008 and 2007 were $7,423 and $8,001, respectively. Other income consists of interest income on cash balances for all periods presented.


Liquidity and Capital Resources

     On January 31, 2008, the Company's president and principal executive officer loaned the Company $2,000 to fund the working capital needs of the Company and to pay operating expenses. The Company does not intend to pay interest on the amount borrowed.

     During the three month period ended March 31, 2008, the Company satisfied its working capital needs from cash on hand and a loan extended by the Company's president and principal executive officer in the amount of $2,000. The Company does not intend to pay interest on the amount borrowed. At March 31, 2008 the company had cash on hand in the amount of $1,270. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended March 31, 2008, the Company was not a party to any material legal proceedings.


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

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2# By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.5# Certificate of Merger between the Company and its wholly-owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit
           3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

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


May 13, 2008

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