Form 10QSB
period 2008-06-30
4NET SOFTWARE INC
filed 2008-08-15
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2008

          OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from              to
                                          -----------    ----------


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


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


As of August 10, 2008, the Registrant had outstanding 9,261,017 shares of common stock, par value $.00001


Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                              4net Software, Inc.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...........................................   3

Item 1. Financial Statements.............................................   3

Balance Sheets as of June 30, 2008 (unaudited)
        and September 30, 2007 (audited).................................   3

Statements of Operations (three-months ended June 30, 2008 and 2007).....   4

Statements of Operations (nine-months ended June 30, 2008 and 2007)......   5

Statements of Cash Flows (nine-months ended June 30, 2008 and 2007)......   6

Notes to Financial Statements............................................   7

Item 2. Management's Discussion And Analysis or
           Plan Of Operation.............................................   9

Item 3. Controls and Procedures..........................................   10


PART II - OTHER INFORMATION..............................................   11

Item 1. Legal Proceedings................................................   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......   11

Item 6. Exhibits ........................................................   11

SIGNATURES...............................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       June 30, 2008  September 30, 2007
                                                                        (Unaudited)       (Audited)
                                                                       -------------  ------------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $    21,298      $     7,787
                                                                         -----------      -----------
TOTAL ASSETS                                                             $    21,298      $     7,787
                                                                         ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     3,100      $     6,900
                                                                         -----------      -----------

TOTAL CURRENT LIABILITIES                                                      3,100            6,900
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                     --               --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --               --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017 on June 30, 2008 and
            8,961,017 on September 30, 2008                                       93               90
     Capital in excess of par value                                        3,198,255        3,168,258
     Accumulated deficit                                                  (3,180,150)      (3,167,461)
                                                                         -----------      -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         18,198              887
                                                                         -----------      -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $    21,298      $     7,787
                                                                         ===========      ===========

             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                  (Unaudited)


                                                2008           2007
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    5,305          3,021
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (5,305)        (3,021)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (5,305)        (3,021)
                                            -----------    -----------

OTHER INCOME

     Other Income                                    33             34
                                            -----------    -----------
TOTAL OTHER INCOME                                   33             34
                                            -----------    -----------

NET LOSS                                    $    (5,272)   $    (2,987)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,119,259      8,961,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $    (.0006)   $    (.0003)
                                            ===========    ===========


             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                                  (Unaudited)


                                                2008           2007
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
     General and Administrative                  12,728         11,022
                                            -----------    -----------
TOTAL OPERATING EXPENSES                        (12,728)       (11,022)
                                            -----------    -----------
LOSS FROM OPERATIONS                            (12,728)       (11,022)
                                            -----------    -----------

OTHER INCOME

     Other Income                                    39            138
                                            -----------    -----------
TOTAL OTHER INCOME                                   39            138
                                            -----------    -----------

NET LOSS                                    $   (12,689)   $   (10,884)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,013,572      8,961,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
      - Basic and Dilutive                  $     (.001)   $     (.001)
                                            ===========    ===========


             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                                  (Unaudited)

                                                           2008       2007
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (12,689) $ (10,884)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses   (3,800)    (2,800)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (16,489)   (13,684)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                         30,000         --
                                                        ---------  ---------
Net Cash Provided by Financing Activities                  30,000         --
                                                        ---------  ---------

Net Increase (Decrease) in Cash                            13,511    (13,684)

CASH - BEGINNING OF PERIOD                                  7,787     26,557
                                                        ---------  ---------

CASH - END OF PERIOD                                    $ 21,298   $  12,873
                                                        =========  =========



             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month and nine month periods ended June 30, 2008 are not necessarily indicative of the operating results for the entire year.

        The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2007.


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


        CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2008, the Company had no cash equivalents.


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

NOTE 2 - GOING CONCERN

        The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through June 30, 2008. As of June 30, 2008, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.



NOTE 3 - CONTROL

        Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO STOCKHOLDER

        On January 31, 2008, the Company's President and Principal Executive Officer extended cash of $2,000 to the Company to fund working capital needs to pay operating expenses. The Company does not intend to pay interest on the amount borrowed. On May 22, 2008, the Company paid back the $2,000 advance to the Company's President and Principal Executive Officer.

Note 5 - STOCKHOLDERS EQUITY

        On May 22, 2008, the Company completed the sale of 300,000 restricted shares of the Company's common stock, $.00001 par value (the "Shares") to an unrelated third-party, at a purchase price of $.10 per share pursuant to a Stock Purchase Agreement, dated May 13, 2008 (the "Agreement"). The Shares are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

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

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007 which is incorporated herein by reference.

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

   Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. There can be no assurances, however, that 4net Software will successfully complete any additional acquisitions or that 4net Software will achieve profitability.

Results of Operations

     For the three and nine month periods ended June 2008 and 2007, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2008 and 2007 were $5,305 and $3,021, respectively. Operating expenses for the nine month period ended June 30, 2008 and 2007 were $12,728 and $11,022, respectively. Other income consists of interest income on cash balances for all periods presented.

Liquidity and Capital Resources

     During the three and nine month periods ended June 30, 2008, the Company satisfied its working capital needs from cash on hand at the beginning of the periods. During the third quarter of fiscal year 2008 the Company sold 300,000 shares of common stock at $.10 per share. The proceeds from the sale of stock will be used to fund working capital. As of June 30, 2008, the Company had cash on hand in the amount of $21,298. The Company will need additional funds to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

     Management believes that the successful implementation of the Company's Acquisition Strategy will allow 4net Software to increase revenues and earnings and achieve profitability. There can be no assurances, however, that 4net Software will successfully complete any Transaction or that if 4net Software can complete a Transaction that the business of the Target Company will enable 4net Software to achieve profitability.


Item 3. Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     Changes in internal controls over financial reporting.

     There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended June 30, 2008, the Company was not a party to any material legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 22, 2008, 4net Software, Inc. (the "Company") completed the sale of 300,000 restricted shares of the Company's common stock, $.00001 par value (the "Shares") to David Castaneda, at a purchase price of $.10 per share pursuant to a Stock Purchase Agreement, dated May 13, 2008 (the "Agreement") between the Company and David Castaneda. A copy of the Agreement is attached hereto as
Exhibit 10.17.

     The Shares are restricted securities and were issued by the Company in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.


Item 6. Exhibits.

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated herein by reference.

Exhibit
Number     Description of Document
--------   -------------------------------------------------------------------
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

10.16# Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17* Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.


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


Dated: August 13, 2008

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

                                 EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------
10.17 Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.