Form 10-K
period 2008-09-30
4NET SOFTWARE INC
filed 2008-12-23
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2008


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                      Commission File Number 33-131110 NY

                              4net Software, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                     -------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

100 Mill Plain Road, Danbury, Connecticut               06811
-----------------------------------------             ----------
(Address of principal executive offices)              (Zip code)

                                (203) 791-3872
                          ---------------------------
                          (Issuer's telephone number)


Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:       None


Indicate by check mark whether the registrant is a well known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                Accelerated filer         [ ]

    Non-accelerated filer   [ ]                Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was $555,121 (based on the closing sale price of $.15 on March 31, 2008). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


As of December 17, 2008, there were 9,261,017 shares of the registrant's common stock, par value $.00001 per share, outstanding.

                              4NET SOFTWARE, INC.
                                   FORM 10-K


                               Table of Contents
                                                                      Page

PART I

ITEM 1.     BUSINESS.                                                    4

ITEM 1A.    RISK FACTORS.                                                5

ITEM 2.     PROPERTIES.                                                 10

ITEM 3.     LEGAL PROCEEDINGS.                                          10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        10

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASERS OF EQUITY SECURITIES.                 11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.           12

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.                 14

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.                        14

ITEM 9A(T). CONTROLS AND PROCEDURES.                                    14

ITEM 9B.    OTHER INFORMATION.                                          16

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.     16

ITEM 11.    EXECUTIVE COMPENSATION.                                     19

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                 20

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE.                                      21

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                     21

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                    22

SIGNATURES.                                                             24

                                     PART I

        This report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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


Employees

        As of December 1, 2008, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


ITEM 1A.    RISK FACTORS.

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


The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2008 and 2007 the Company has had no revenues from operations. For the fiscal years ended September 30, 2008 and 2007, the Company has had net losses of $27,834 and $18,120, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


The Company May Not be Able to Continue as a Going Concern

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


Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 1, 2008, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 1, 2008 the Company had 9,261,017 shares of common stock issued and outstanding and 90,7038,983 authorized but un-issued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


ITEM 2.    PROPERTIES.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2008, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASERS OF EQUITY SECURITIES.

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

                                                             Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------

      2008:   1st Quarter, through December 31, 2007      $.15           $.20
              2nd Quarter, through March 31, 2008         $.13           $.19
              3rd Quarter, through June 30, 2008          $.09           $.15
              4th Quarter, through September 30, 2008     $.09           $.18

      2007:   1st Quarter, through December 31, 2006      $.15           $.20
              2nd Quarter, through March 31, 2007         $.13           $.18
              3rd Quarter, through June 30, 2007          $.12           $.18
              4th Quarter, through September 30, 2007     $.12           $.18

        On December 17, 2008, the reported closing bid and ask prices on the Company's common stock were $.05 and $.10, respectively.


Holders

        As of December 17, 2008, the Company's common stock was held by approximately 120 record holders.


Dividends

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

        On May 22, 2008, the Company completed the sale of 300,000 restricted shares of the Company's common stock, $.00001 par value (the "Shares") to David Castaneda, at a purchase price of $.10 per share pursuant to a Stock Purchase Agreement, dated May 13, 2008 (the "Agreement") between the Company and David Castaneda. A copy of the Agreement is attached to the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2008 as Exhibit 10.17.


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


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


Results of Operations

        During the years ended September 30, 2008 ("Fiscal 2008") and September 30, 2007 ("Fiscal 2007"), the Company did not generate any revenues from operations. During the years ended September 30, 2008 and 2007 the Company did earn interest income of $83 and $156, respectively.

        During Fiscal 2008, the Company incurred operating expenses of $27,917 compared to operating expenses of $18,276 for Fiscal 2007, an increase of $9,641.

        For Fiscal 2008, the Company incurred a net loss of $27,834 compared to a net loss of $18,120 for Fiscal 2007, an increase of $9,714.


Liquidity and Capital Resources

        During Fiscal 2008, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of September 30, 2008, the Company had working capital of $3,053. While this working capital will satisfy the Company's immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain the business of 4net Software and to finance additional acquisitions for the Company. The Company will need additional funds in order to finance additional acquisitions for the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

        The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-10.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 23, 2008 the Company dismissed Carlin, Charron & Rosen, LLP as its independent accountants and engaged Mark Bailey & Company, Ltd. as its new independent accountants. This change in independent accounts was previously reported by the Company on a Current Report of Form 8-K which was filed on September 25, 2008, and is incorporated herein by reference.


ITEM 9AT. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

        We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.


Evaluation of disclosure and controls and procedures
----------------------------------------------------

        Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of September 30, 2008.

Management's Annual Report on
Internal Control over Financial Reporting
-----------------------------------------

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

        The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2008, the Company's procedures of internal control over financial reporting was effective.

        Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

        This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

        There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.


                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2008. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                        Age           Position
------------------          ---           --------------------
Steven N. Bronson           43            Chairman, Chief Executive Officer
                                          and President
Leonard Hagan               56            Director
Alan Rosenberg              39            Director

----------

        Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held full service securities brokerage and investment banking firm. Mr. Bronson has held that position since September 24, 1998. During the period of 1991 through September 23, 1998, Mr. Bronson was President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm. Mr. Bronson acts as the manager of the Catalyst Fund, L.P., a Delaware limited partnership, that is a privately held hedge fund. In addition, Mr. Bronson is an officer and director of Ridgefield Acquisition Corp., a publicly traded corporation and an officer and director of BKF Capital Group, Inc., a publicly traded corporation.

        Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Avatar Securities, LLC, Coastal 1 Trading, LLC, Livingston Securities, LLC, Empire Asset Management Company, Fieldstone Services Corp., Danske Markets, Inc. and Mallory Capital Group, Inc. Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded corporation and a director of BKF Capital Group, Inc., a publicly traded corporation.

        Alan Rosenberg served as a director of the Company since March 17, 2000. He is currently a technology consultant focused on working with government clients. Mr. Rosenberg had served as the Chief Information Officer for the City of New York's Department of Small Business Services. Prior to that, he was a Director in the Office of the CIO for the Department of Information Technology and Telecommunications for the City of New York. He also served as the Deputy Director of Management Information Systems (MIS) for the City of New York, Office of the Mayor. Mr. Rosenberg is a graduate from Polytechnic Institute of New York University with a MS in the Management of Technology and holds a BA from The Ohio State University. He is also a certified Project Management Professional (PMP).

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

Committees of the Board of Directors

        During Fiscal 2008, the Board of Directors took action once and held no meetings. The Board of Directors has a standing Audit Committee. During Fiscal 2008, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2008, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.


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


Code of Ethics

        The Board of Directors of the Company adopted a Code of Ethics for the Company. A copy of the Code of Ethics was attached as Exhibit 14 to the Form 10-K for Year ended September 30, 2004 and is incorporated herein by reference.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2008, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                        Securities
                              Fiscal                    Underlying   All Other
Name and Principal Position    Year   Salary(1)  Bonus  Options (2)    Comp.
---------------------------   ------  ---------  -----  -----------  ---------

Steven N. Bronson              2008       $0       0          0          0
       CEO and President(3)    2007       $0       0          0          0
                               2006       $0       0          0          0

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


Options Granted to Employees in Fiscal 2008

        No stock options were granted to employees during fiscal year ended September 30, 2008.


Aggregate Option Exercises in Fiscal 2008 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2008, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

-------------------

Compensation of Directors

        In the fiscal year ended September 30, 2008, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

        At present, the Company has no employment agreement with its President Steven N. Bronson.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of December 1, 2008, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 100 Mill Plain Road, Danbury, Connecticut 06811.

                                                Number of         Percent
Name and Address        Company Position        Shares owned      of class
----------------        ----------------        ------------      --------

Steven N. Bronson       Chairman, CEO           5,560,210            60%
                        and President
Alan Rosenberg          Director                   10,000(2)          *
Leonard Hagan           Director                   10,000(3)          *

All directors and executive officers            5,580,210            60%
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE.

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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

        The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $15,150 for fiscal year 2008 and $9,100 for fiscal year 2007.


Audit-Related Fees.
------------------

        None.


Tax Fees.
--------

        The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is zero for fiscal year 2008 and $900 for each of the fiscal year 2007.


All Other Fees.
--------------

        None.

        The audit committee approved the engagement of Mark Bailey & Company, LLP in the preparation of the Company's tax returns for fiscal year 200 8.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) The following documents are filed as part of this Form 10-K:

   (1) Financial Statements

        The following financial statements of 4net Software, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

           Report of Independent Registered Public
                Accounting Firm Year Ended September 30, 2008         F-2
           Report of Independent Registered Public
                Accounting Firm Year Ended September 30, 2007         F-3
           Balance Sheet
                September 30, 2008 and 2007                           F-4
           Statements of Operations
                Years Ended September 30, 2008 and 2007               F-5
           Statements of Stockholders' Equity
                Years Ended September 30, 2008 and 2007               F-6
           Statements of Cash Flows
                Years Ended September 30, 2008 and 2007               F-7
           Notes to Financial Statements                              F-8 - F-11

   (3) Exhibits

        The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit
Number    Description of Document
-------- -------------------------------------------
2.1# Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.)

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

3.2# By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)

3.5# Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit
          3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

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

10.11# Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park. (Incorporated by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10.12# Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

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

10.16# Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17# Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

14#       Code of Ethics

31*       President's Written Certification Of Financial Statements Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

32* President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                       December 22, 2008
of the Board of Directors
December 22, 2008


/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
December 22, 2008

                                 EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------
31         President's Written Certification Of Financial Statements Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                              4NET SOFTWARE, INC.
                         Index to Financial Statements




Report of Independent Registered Public
     Accounting Firm Year Ended September 30, 2008              F-2

Report of Independent Registered Public
     Accounting Firm Year Ended September 30, 2007              F-3

Balance Sheet
     September 30, 2008 and 2007                                F-4

Statements of Operations
     Years Ended September 30, 2008 and 2007                    F-5

Statements of Stockholders' Equity
     Years Ended September 30, 2008 and 2007                    F-6

Statements of Cash Flows
     Years Ended September 30, 2008 and 2007                    F-7

Notes to Financial Statements                            F-8 - F-11

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of 4Net Software, Inc.

We have audited the accompanying balance sheet of 4Net Software, Inc. (the "Company") as of September 30, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2008. 4Net Software Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide s a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada
December 22, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of 4Net Software, Inc.

We have audited the accompanying balance sheet of 4Net Software, Inc. (the "Company") as of September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2007, and the results of 4Net Software, Inc.'s operations and 4Net Software, Inc.'s cash flows for year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
December 20, 2007

                              4NET SOFTWARE, INC.
                                 BALANCE SHEET

                                                                           September 30, September 30,
                                                                              2008          2007
ASSETS

CURRENT ASSETS

    Cash                                                                   $    16,553   $     7,787
                                                                           -----------   -----------

TOTAL ASSETS                                                               $    16,553   $     7,787
                                                                           ===========   ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $    13,500   $     6,900
                                                                           -----------   -----------

  TOTAL CURRENT LIABILITIES                                                     13,500         6,900
                                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES                                                       --            --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized - 5,000,000 shares;
            Issued and outstanding - none                                           --            --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
            Issued and outstanding - 9,261,017 shares on
            September 30, 2008 and 8,961,017 on September 30, 2007                  93            90
     Capital in excess of par value                                          3,198,255     3,168,258
     Accumulated deficit                                                    (3,195,295)   (3,167,461)
                                                                           -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                                       3,053           887
                                                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    16,553   $     7,787
                                                                           ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                      2008            2007
                                                   -----------     -----------
REVENUES                                           $        --    $         --
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative expenses                27,917          18,276
                                                   -----------     -----------

TOTAL OPERATING EXPENSES                                27,917          18,276
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (27,917)        (18,276)
                                                   -----------     -----------

OTHER INCOME                                                83             156
                                                   -----------     -----------

NET LOSS                                           $   (27,834)    $   (18,120)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Diluted                        9,074,951      8,961,017
                                                   ===========    ===========

NET LOSS PER COMMON SHARE - Basic and Diluted      $     (.003)   $     (.002)
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                      Capital in
                                  Common     Stock    Excess of   Accumulated
                                  Shares     Amount   Par Value     Deficit      Total
                                 ---------  --------  ----------  -----------    ------
Balance, September 30, 2006      8,961,017   $   90   $3,168,258  $(3,149,341)  $19,007
                                 =========   ======   ==========  ===========   =======

Net loss                                --       --           --      (18,120)  (18,120)
                                 ---------   ------   ----------  -----------   -------
Balance, September 30, 2007      8,961,017   $   90   $3,168,258  $(3,167,461)  $   887
                                 =========   ======   ==========  ===========   =======

Issuance of Common Stock           300,000        3       29,997                 30,000

Net loss                                --       --           --      (27,834)  (27,834)

                                 ---------   ------   ----------  -----------   -------
Balance, September 30, 2008      9,261,017   $   93   $3,198,255  $(3,195,295)  $ 3,053
                                 =========   ======   ==========  ===========   =======

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                               2008      2007
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                $ (27,834) $ (18,120)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

     Increase (Decrease) in accounts payable
     and accrued expenses                                       6,600       (650)
                                                            ---------  ---------

Net cash used in operating activities                         (21,234)   (18,770)
                                                            ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                    30,000         --
                                                            ---------  ---------

Net cash provided by financing activities                      30,000         --
                                                            ---------  ---------



NET INCREASE (DECREASE) IN CASH                                 8,766    (18,770)

CASH - BEGINNING OF YEAR                                        7,787     26,557
                                                            ---------  ---------

CASH - END OF YEAR                                          $  16,553  $   7,787
                                                            =========  =========

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY

         4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2008, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.


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


         EARNINGS (LOSS) PER COMMON SHARE

         Basic (loss) earnings per share ("EPS") is computed as net income
         (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2008 and 2007. Therefore diluted EPS is the same as basic EPS.


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2008 and 2007.


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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.2 million through September 30, 2008. As of September 30, 2008 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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

         The status of outstanding options granted pursuant to the plan is as follows:

                                                      Number of    Weighted Avg.
                                                        Shares    Exercise Price
                                                      ---------   --------------

        Options Outstanding- October 1, 2006             20,000       $2.26
        (20,000 exercisable)
        Granted                                              --          --
        Exercised                                            --          --
        Expired                                              --          --
                                                       --------

        Options Outstanding - September 30, 2007         20,000       $2.26
        Granted                                              --          --
        Exercised                                            --          --
        Expired                                              --          --
                                                       --------

        Options Outstanding - September 30, 2008         20,000       $2.26
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

         During the years ended September 30, 2008 and 2007, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

                              4NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         Control

         Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


NOTE 6 - INCOME TAXES

         At September 30, 2008, the Company had net operating loss carryforwards of approximately $1,650,000 that may be offset against future taxable income, if any, ratably through 2028. These carry-forwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $660,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2008 and 2007. The Company has considered the implication of FIN 48, "Accounting for Uncertainty in Income Taxes", and believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.