Form 10-Q
period 2008-12-31
4NET SOFTWARE INC
filed 2009-02-13
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the quarterly period ended December 31, 2008.

          OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

          For the transition period from              to
                                          -----------    ----------


                      Commission File No. -- 33-131110-NY

                              4net Software, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


          DELAWARE                                       22-1895668
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


          1 North Federal Highway, Suite 201 Boca Raton, Florida 33432
          ------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)


                                 (561) 362-5385
              --------------------------------------------------
              (Registrant's telephone number including area code)


                 100 Mill Plain Road, Danbury Connecticut 06811
              --------------------------------------------------
                 (Former Address of Principal Executive Office)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

     As of February 6, 2009, the issuer had 9,261,017 outstanding shares of common stock.

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...........................................   3

Item 1. Financial Statements.............................................   3

Balance Sheets as of December 31, 2008 (unaudited)
        and September 30, 2008 (audited).................................   3

Statements of Operations (three-months ended December 31, 2008 and 2007).   4

Statements of Cash Flows (three-months ended December 31, 2008 and 2007).   5

Notes to Financial Statements............................................   6

Item 2. Management's Discussion And Analysis or
          Plan Of Operation.............................................    9

Item 3. Controls and Procedures.........................................    10


PART II - OTHER INFORMATION.............................................    11

Item 1. Legal Proceedings...............................................    11

Item 5. Other Information...............................................    11

Item 6. Exhibits .......................................................    11

SIGNATURES..............................................................    13

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements


                              4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                         December 31, September 30,
                                                                             2008        2008
                                                                          (Unaudited)
                                               ASSETS

CURRENT ASSETS

     Cash                                                                 $    13,938  $    16,553
                                                                          -----------  -----------

TOTAL ASSETS                                                              $    13,938  $    16,553
                                                                          ===========  ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                    $    12,500  $    13,500
                                                                          -----------  -----------

 TOTAL CURRENT LIABILITIES                                                     12,500       13,500
                                                                          -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                      --           --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares;
                   issued and outstanding - 0 shares                               --           --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
                   issued and outstanding - 9,261,017 shares                       93           93
     Capital in excess of par value                                         3,198,255    3,198,255
     Accumulated deficit                                                   (3, 196,910) (3,195,295)
                                                                          -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                                                      1,438        3,053
                                                                          -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     13,938 $    16,553
                                                                          ===========  ===========

             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                  (Unaudited)


                                                    2008           2007

OPERATING EXPENSES
     General and administrative                 $     1,640      $     3,795
                                                 -----------     -----------

LOSS FROM OPERATIONS                                  (1,640)         (3,795)
                                                 -----------     -----------

OTHER INCOME
     Other income                                         25               5
                                                 -----------     -----------


NET LOSS                                         $    (1,615)    $    (3,790)
                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and diluted                      9,261,017       8,961,017
                                                 ===========     ===========

NET LOSS PER COMMON SHARE -
    Basic and diluted                            $    (.0002)    $    (.0004)
                                                 ===========     ===========




             See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                  (Unaudited)


                                                          2008        2007
                                                        ---------   ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss                                               $   (1,615)  $  (3,790)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable
       and accrued expenses                                (1,000)      3,100

                                                        ---------   ---------
Net Cash Used in Operating Activities                      (2,615)       (690)
                                                        ---------   ---------

Net Decrease in Cash                                       (2,615)       (690)

CASH - BEGINNING OF PERIOD                                 16,553       7,787
                                                        ---------   ---------

CASH - END OF PERIOD                                    $  13,938   $   7,097
                                                        =========   =========



             See accompanying notes to these financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              4NET SOFTWARE, INC.
                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2008 are not necessarily indicative of the operating results for the entire year.

       The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2008.


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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2008, the Company had no cash equivalents.


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

       FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company adopted SFAS No. 157, "Fair Value Measurements" on October 1, 2008. This Statement prioritizes the inputs used in measuring fair value into the following hierarchy:

       Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities;
       Level 2 Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
       Level 3 Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

       The implementation of SFAS 157 did not materially affect the carrying value of cash, accounts payable, and other current liabilities.



NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through December 31, 2008. As of December 31, 2008, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.



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

NOTE 4 - DUE TO STOCKHOLDER

       On January 31, 2008, the Company's President and Principal Executive Officer extended cash of $2,000 to the Company to fund working capital needs to pay operating expenses. The Company did not pay interest on the amount borrowed. On May 22, 2008, the Company paid back the $2,000 advance to the Company's President and Principal Executive Officer.



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



Note 6 - RELATED PARTY TRANSACTION

       Effective January 1, 2009 the Company relocated its principal offices to 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. The Company's new telephone number is (561) 362-5385. The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.



Note 7 - SUBSEQUENT EVENT

       On February 3, 2009, Steven N. Bronson, the Company's president, loaned the Company $1,000 to fund the working capital needs of the Company and to pay operating expenses. The Company does not intend to pay interest on the amount borrowed.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-Q contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2008 which is incorporated herein by reference.

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

Results of Operations

     For the three month periods ended December 31, 2008 and 2007, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2008 and 2007 were $1,640 and $3,795, respectively. Other income consists of interest income on cash balances for all periods presented.

Liquidity and Capital Resources

     During the three month period ended December 31, 2008, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of December 31, 2008, the Company had cash on hand in the amount of $13,938. The Company will need additional funds to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended December 31, 2008, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     Effective January 1, 2009 the Company relocated its principal offices to 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. The Company's new telephone number is (561) 362-5385. The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.

Subsequent Event

     On February 3, 2009, Steven N. Bronson, the Company's president, loaned the Company $1,000 to fund the working capital needs of the Company and to pay operating expenses. The Company does not intend to pay interest on the amount borrowed.


Item 6. Exhibits.

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number     Description of Document
--------   --------------------------------------------------- ----------------
2.1# Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000.)

3.1# Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2# By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3# Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4# Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.5# Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit
           3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

3.6# Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to
           Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.3#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.4#@ Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.5# Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.6# Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.7# Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.8# Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.9# Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10#@ Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit
           10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

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

10.13# First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8 -K, dated September 27, 2002)

10.14# Assignment Agreement, dated as of September 18, 2002, between 4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.15# Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

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


Dated: February 13, 2009
                                     4net Software, Inc.


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