Form 10-Q
period 2009-03-31
4NET SOFTWARE INC
filed 2009-05-14
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                   Form 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2009.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               [X] Yes  [ ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                               [X] Yes  [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]                Accelerated filer        [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                               [X] Yes  [ ] No

     As of May 13, 2009, the issuer had 9,261,017 outstanding shares of common stock.

                              4net Software, Inc.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of March 31, 2009 (unaudited)
         and September 30, 2008 (audited)................................. 3

Statements of Operations (three-months ended March 31, 2009 and 2008)..... 4

Statements of Operations (six-months ended March 31, 2009 and 2008)....... 5

Statements of Cash Flows (six-months ended March 31, 2009 and 2008)....... 6

Notes to Condensed Financial Statements................................... 7


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 10

Item 4T. Controls and Procedures ......................................... 11


PART II - OTHER INFORMATION                                                12

Item 1.  Legal Proceedings ............................................... 12

Item 5.  Other Information................................................ 12

Item 6.  Exhibits ........................................................ 12

SIGNATURES................................................................ 14

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                          March 31,     September 30,
                                                                            2009            2008
                                                                         (Unaudited)
                                              ASSETS

CURRENT ASSETS

     Cash                                                                $       345     $    16,553
                                                                         -----------     -----------

TOTAL ASSETS                                                             $       345     $    16,553
                                                                         ===========     ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                   $     2,975     $    13,500
 Due to stockholder                                                            2,000            --
                                                                         -----------     -----------


 TOTAL CURRENT LIABILITIES                                                     4,975          13,500
                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES                                                   --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 5,000,000 shares;
                   issued and outstanding - 0 shares                            --              --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
                   issued and outstanding - 9,261,017 shares                      93              93
     Capital in excess of par value                                        3,198,255       3,198,255
     Accumulated deficit                                                  (3,202,978)     (3,195,295)
                                                                         -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                    (4,630)          3,053
                                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       345     $    16,553
                                                                         ===========     ===========

             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED March 31, 2009 AND 2008
                                   (Unaudited)

                                                        March 31,
                                                   2009           2008
                                               -----------    -----------
REVENUES                                       $      --       $      --
                                               -----------     -----------

OPERATING EXPENSES
     General and Administrative                      6,069           3,628
                                               -----------     -----------
TOTAL OPERATING EXPENSES                             6,069           3,628
                                               -----------     -----------

LOSS FROM OPERATIONS                                (6,069)         (3,628)
                                               -----------     -----------

OTHER INCOME

     Other Income                                        1               1
                                               -----------     -----------
TOTAL OTHER INCOME                                       1               1
                                               -----------     -----------

NET LOSS                                       $    (6,068)    $    (3,627)
                                               ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                   9,261,017       8,961,017
                                               ===========     ===========

NET LOSS PER COMMON SHARE - Basic
     and dilutive                              $    (.0007)    $    (.0004)
                                               ===========     ===========

              See accompanying notes to these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED March 31, 2009 AND 2008
                                  (Unaudited)

                                                        March 31,
                                                   2009           2008
                                               -----------    -----------
REVENUES                                       $        --    $        --
                                               -----------    -----------

OPERATING EXPENSES
     General and Administrative                      7,709          7,423
                                               -----------    -----------
TOTAL OPERATING EXPENSES                             7,709          7,423
                                               -----------    -----------

LOSS FROM OPERATIONS                                (7,709)        (7,423)
                                               -----------    -----------

OTHER INCOME

     Other Income                                       26              6
                                               -----------    -----------
TOTAL OTHER INCOME                                      26              6
                                               -----------    -----------

NET LOSS                                       $    (7,683)   $    (7,417)
                                               ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                    9,261,017     8,961,017
                                               ===========    ===========

NET LOSS PER COMMON SHARE - Basic
     and dilutive                              $    (.0008)   $    (.0008)
                                               ===========    ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (Unaudited)

                                                                   March 31,
                                                              2009         2008
                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (7,683)    $ (7,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses     (10,525)      (1,100)
                                                            --------     --------
Net Cash Used in Operating Activities                        (18,208)      (8,517)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder                                      2,000        2,000
                                                            --------     --------
Net Cash Provided by Financing Activities                      2,000        2,000
                                                            --------     --------

Net Decrease in Cash                                         (16,208)      (6,517)

CASH - BEGINNING OF PERIOD                                    16,553        7,787
                                                            --------     --------

CASH - END OF PERIOD                                        $    345     $  1,270
                                                            ========     ========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results for the entire year.

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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2009, the Company had no cash equivalents.


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


NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through March 31, 2009. As of March 31, 2009, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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

NOTE 4 - DUE TO STOCKHOLDER

       During the three months ended March 31, 2009, the Company's President and Principal Executive Officer extended cash of $2,000 as follows: $1,000 on February 3, 2009 and $1,000 on March 25, 2009 (the "Loan") to the Company to fund working capital needs to pay operating expenses. The Loan is repayable upon demand and accrues interest at the rate of 10% per annum.

       Subsequent Event

       Following March 31, 2009, Mr. Bronson loaned the Company an additional $4,000 as follows: $2,000 on April 2, 2009 and $2,000 on May 13, 2009
       (the "Subsequent Loans"). The Subsequent Loans are repayable upon demand and accrue interest at the rate of 10% per annum.


Note 5 - RELATED PARTY TRANSACTION

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

Results of Operations

     For the three and six month periods ended March 31, 2009 and 2008, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2009 and 2008 were $6,069 and $3,628, respectively. Operating expenses for the six month periods ended March 31, 2009 and 2008 were $7,709 and $7,423, respectively. Other income consists of interest income on cash balances for all periods presented.


Liquidity and Capital Resources

     During the three month period ended March 31, 2009, the Company satisfied its working capital needs from cash on hand and the loan extended by the Company's president and principal executive officer in the amount of $2,000. At March 31, 2009 the company had cash on hand in the amount of $345. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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


Item 4T. Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended March 31, 2009, the Company was not a party to any material legal proceedings.


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

     During the three months ended March 31, 2009, Steven N. Bronson the Company's President and Principal Executive Officer extended cash of $2,000 as follows: $1,000 on February 3, 2009 and $1,000 on March 25, 2009 (the "Loan") to the Company to fund working capital needs to pay operating expenses. The Loan is repayable by the Company upon demand and accrues interest at the rate of 10% per annum.

Subsequent Event

     Following March 31, 2009, Mr. Bronson loaned the Company an additional $4,000 as follows: $2,000 on April 2, 2009 and $2,000 on May 13, 2009 (the
"Subsequent Loans"). Also on May 13, 2009, the Company entered into a loan agreement (the "Loan Agreement") with Mr. Bronson regarding the Loan and the Subsequent Loans. The Loan Agreement provides that the Loan and Subsequent Loans shall be payable upon demand and that the Loan and the Subsequent Loans shall accrue interest at the rate of ten percent (10%) per annum. The above is just a summary of the Loan Agreement and readers are referred to the Loan Agreement a copy of which is attached as an Exhibit to this Form 10-Q, for its full meaning a legal effect.

Item 6. Exhibits.

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number     Description of Document
--------   --------------------------------------------------- ----------------
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

10.16 Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17 Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

10.18* Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

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


Dated: May 13, 2009
                                     4net Software, Inc.


                                     By: /s/ Steven N. Bronson
                                         -----------------------------------
                                         Steven N. Bronson, President
                                         Principle Executive Officer
                                         as Registrant's duly authorized officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------
10.18 Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.