Form 10-Q
period 2009-06-30
4NET SOFTWARE INC
filed 2009-08-13
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2009.

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

     As of August 12, 2009, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of June 30, 2009 (unaudited)
         and September 30, 2008 (audited)................................. 3

Statements of Operations (three-months ended June 30, 2009 and 2008)...... 4

Statements of Operations (nine-months ended June 30, 2009 and 2008)....... 5

Statements of Cash Flows (nine-months ended June 30, 2009 and 2008)....... 6

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

Item 1.  Legal Proceedings ............................................... 12

Item 5.  Other Information................................................ 12

Item 6.  Exhibits ........................................................ 12

SIGNATURES................................................................ 14

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       June 30, 2009  September 30, 2008
                                                                        (Unaudited)         (Audited)
                                                                       -------------  ------------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $     1,413      $    16,553
                                                                         -----------      -----------
TOTAL ASSETS                                                             $     1,413      $    16,553
                                                                         ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     3,009      $    13,500
  Due to stockholder                                                           8,125               --
                                                                         -----------      -----------

TOTAL CURRENT LIABILITIES                                                $    11,134      $    13,500
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                     --               --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --               --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on June 30, 2009 and
            on September 30, 2008                                                 93               93
     Capital in excess of par value                                        3,198,255        3,198,255
     Accumulated deficit                                                  (3,208,069)      (3,195,295)
                                                                         -----------      -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (9,721)           3,053
                                                                         -----------      -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     1,413      $    16,553
                                                                         ===========      ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)


                                                2009           2008
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    4,091          5,305
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (4,091)        (5,305)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (4,091)        (5,305)
                                            -----------    -----------

OTHER INCOME

     Other Income                                    --             33
                                            -----------    -----------
TOTAL OTHER INCOME                                   --             33
                                            -----------    -----------

NET LOSS                                    $    (4,091)   $    (5,272)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,119,259
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $    (.0008)   $   (.0006)
                                            ===========    ===========


             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)


                                                2009           2008
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
     General and Administrative                  12,800         12,728
                                            -----------    -----------
TOTAL OPERATING EXPENSES                        (12,800)       (12,728)
                                            -----------    -----------
LOSS FROM OPERATIONS                            (12,800)       (12,728)
                                            -----------    -----------

OTHER INCOME

     Other Income                                    26             39
                                            -----------    -----------
TOTAL OTHER INCOME                                   26             39
                                            -----------    -----------

NET LOSS                                    $   (12,774)   $   (12,689)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,013,572
                                            ===========    ===========

NET LOSS PER COMMON SHARE
      - Basic and Dilutive                  $    (.0014)   $     (.001)
                                            ===========    ===========


             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)

                                                           2009       2008
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (12,774) $ (12,689)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable                       (10,491)    (3,800)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (23,265)   (16,489)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from Shareholder                                    8,125         --

Proceeds from sale of common stock                             --     30,000
                                                        ---------  ---------
Net Cash Provided by Financing Activities                      --     30,000
                                                        ---------  ---------

Net Increase (Decrease) in Cash                           (15,140)    13,511

CASH - BEGINNING OF PERIOD                                 16,553      7,787
                                                        ---------  ---------

CASH - END OF PERIOD                                    $   1,413  $  21,298
                                                        =========  =========



             See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") is unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the operating results for the entire year.

       The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2008.


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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2009, the Company had no cash equivalents.


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


NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through June 30, 2009. As of June 30, 2009, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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

NOTE 4 - DUE TO STOCKHOLDER

       During the three months ended June 30, 2009, the Company's President and Principal Executive Officer extended cash of $6,000 as follows: $2,000 on April 2, 2009, $2,000 on May 13, 2009 and $2,000 on June 9, 2009 (the
       "Loan") to the Company to fund working capital needs to pay operating expenses. The Loan is repayable upon demand and accrues interest at the rate of 10% per annum. As of June 30, 2009, the Company has received loans from the Company's President in the aggregate amount of $8,000, and such loans have accrued interest of $66.67 through June 30, 2009.


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

Results of Operations

     For the three and nine month periods ended June 30, 2009 and 2008, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2009 and 2008 were $4,091 and $5,305, respectively. Operating expenses for the nine month periods ended June 30, 2009 and 2008 were $12,800 and $12,728, respectively. Other income consists of interest income on cash balances for all periods presented.


Liquidity and Capital Resources

     During the three month period ended June 30, 2009, the Company satisfied its working capital needs from cash on hand and the loan extended by the Company's president and principal executive officer in the amount of $6,000. At June 30, 2009 the company had cash on hand in the amount of $1,413. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended June 30, 2009, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     During the three months ended June 30, 2009, Steven N. Bronson the Company's President and Principal Executive Officer loaned the Company $6,000 as follows: $2,000 on April 2, 2009, $2,000 on May 13, 2009 and $2,000 on June 9,
2009 to fund working capital. The Loan is pursuant to a written loan agreement between Mr. Bronson and the Company (the "Loan Agreement"). The Loan Agreement provides that the Loan and any subsequent loans by Mr. Bronson to the Company shall be payable upon demand and that the Loan and any subsequent loans shall accrue interest at the rate of ten percent (10%) per annum. The above is a summary of the Loan Agreement and readers are referred to the Loan Agreement, for its full meaning a legal effect. A copy of the Loan Agreement is attached as
Exhibit 10.18 to the Company's Form 10-Q filed on May 13, 2009.


Item 6. Exhibits.

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number     Description of Document
--------   --------------------------------------------------------------------
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


Dated: August 12, 2009
                                     4net Software, Inc.


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