Form 10-K
period 2009-09-30
4NET SOFTWARE INC
filed 2009-12-30
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                       Commission File Number 33-131110 NY

                               4net Software, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     11-2831380
------------------------------                     -------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

1 North Federal Highway, Ste 201 Boca Raton, Florida      33432
----------------------------------------------------    ----------
     (Address of principal executive offices)           (Zip code)

                                 (561) 362-5385
                          ---------------------------
                           (Issuer's telephone number)


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

                                 Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2009 was $222,048 (based on the closing sale price of $.06 on March 31, 2009). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


As of December 28, 2009, there were 9,261,017 shares of the registrant's common stock, par value $.00001 per share, outstanding.

                              4NET SOFTWARE, INC.
                                    FORM 10-K


                                Table of Contents
                                                                       Page

PART I

ITEM 1.     BUSINESS.                                                    4

ITEM 1A.    RISK FACTORS.                                                5

ITEM 2.     PROPERTIES.                                                 10

ITEM 3.     LEGAL PROCEEDINGS.                                          10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        10

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
            EQUITY SECURITIES.                                          11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.           12

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                14

ITEM 9A(T). CONTROLS AND PROCEDURES.                                    14

ITEM 9B.    OTHER INFORMATION.                                          16

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.     16

ITEM 11.    EXECUTIVE COMPENSATION.                                     19

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                 20

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE.                                      21

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                     21

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                    22

SIGNATURES.                                                             24

                                     PART I

        This report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors," below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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


Employees

        As of December 28, 2009 the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.


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


The Company Has Limited Resources

        The Company has limited resources. For the fiscal years ended September 30, 2009 and 2008 the Company has had no revenues from operations. For the fiscal years ended September 30, 2009 and 2008, the Company has had net losses of $29,320 and $27,834, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.


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


Mr. Bronson Has Effective Control of the Company's Affairs

        As of December 28, 2009, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

        The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 28, 2009 the Company had 9,261,017 shares of common stock issued and outstanding and 90,738,983 authorized but un-issued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


ITEM 2.    PROPERTIES.

        4net Software's offices are located at 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. Since January 1, 2009, the Company licensed the use of office space, at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432, from BKF Capital Group, Inc. for a monthly fee of $100. The license is on a month to month basis. Steven N. Bronson, the President of the Company, is the Chairman and President of BKF Capital Group, Inc. Prior to January 1, 2009, the Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Mr. Bronson is the principal and owner of Catalyst Financial LLC. The Company did not pay Catalyst Financial LLC for use of the offices.


ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not currently a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended September 30, 2009, no matters were submitted to a vote of security holders.

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

                                                              Bid Price
                                                        ----------------------
Fiscal Years                                              Low           High
                                                        --------      --------
      2009:   1st Quarter, through December 31, 2008      $.05           $.09
              2nd Quarter, through March 31, 2009         $.06           $.10
              3rd Quarter, through June 30, 2009          $.04           $.08
              4th Quarter, through September 30, 2009     $.07           $.12

      2008:   1st Quarter, through December 31, 2007      $.15           $.20
              2nd Quarter, through March 31, 2008         $.13           $.19
              3rd Quarter, through June 30, 2008          $.09           $.15
              4th Quarter, through September 30, 2008     $.09           $.18

        On December 28, 2009, the reported closing bid and ask prices on the Company's common stock were $.07 and $.07, respectively.


Holders
        As of December 28, 2009, the Company's common stock was held by approximately 126 record holders.


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


Results of Operations

        During the years ended September 30, 2009 ("Fiscal 2009") and September 30, 2008 ("Fiscal 2008"), the Company did not generate any revenues from operations. During the years ended September 30, 2009 and 2008 the Company did earn interest income of $26 and $83, respectively.

        During Fiscal 2009, the Company incurred operating expenses of $28,955 compared to operating expenses of $27,917 for Fiscal 2008, an increase of $1,038.

        For Fiscal 2009, the Company incurred a net loss of $29,320 compared to a net loss of $27,834 for Fiscal 2008, an increase of $1,486.


Liquidity and Capital Resources

        During Fiscal 2009, the Company satisfied its working capital needs from cash on hand at the beginning of the year. As of September 30, 2009, the Company had cash on hand of $124. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. Steven N. Bronson, the Company's Chairman and President has loaned the Company money to enable the Company to pay its expenses. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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


ITEM 9A(T). CONTROLS AND PROCEDURES

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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

        Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of September 30, 2009.

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

        The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2009, the Company's procedures of internal control over financial reporting was effective.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

       During the three months ended September 30, 2009, the Company's President and Principal Executive Officer extended cash of $5,000 as follows: $2,000 on August 18, 2009, $2,000 on September 14, 2009 and $1,000 on September 18, 2009
(the "Advances") to the Company to fund working capital needs to pay operating expenses. Since February 3, 2009, Mr. Bronson has loaned the Company a principal amount of 13,000 (the "Loans"). The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2009, the Company has received loans from the Company's President in the aggregate amount of $13,000, and such loans have accrued interest of $391 through September 30, 2009.

Subsequent Event

        On November 9, 2009, Mr. Bronson loaned the Company an additional $4,000, on November 13, 2009 Mr. Bronson loaned the Company an additional $5,000 and on December 7, 2209, Mr. Bronson loaned the Company an additional $10,000 (the "Subsequent Advances"). The Subsequent Advances are subject to the same terms as the Loans, including but not limited accruing a rate of interest of 10% per annum and are memorialized in a Consolidated Loan Agreement, dated December 11, 2009, a copy of which is attached hereto as Exhibit 10.19, and incorporated herein by reference.

        There was no other information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.


                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2009. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                        Age           Position
------------------          ---           --------------------
Steven N. Bronson           44            Chairman, Chief Executive Officer
                                          and President
Leonard Hagan               57            Director
Alan Rosenberg              40            Director

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

        Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past sixteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission:
Coastal 1 Trading, LLC, Livingston Securities, LLC, Empire Asset Management Company, Fieldstone Services Corp., Danske Markets, Inc. and Mallory Capital Group, Inc. Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded corporation and a director of BKF Capital Group, Inc., a publicly traded corporation.

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

Committees of the Board of Directors

        During Fiscal 2009, the Board of Directors took action once at one meeting. The Board of Directors has a standing Audit Committee. During Fiscal 2009, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.


Audit Committee

        The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2009, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.


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

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2009, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                        Securities
                              Fiscal                    Underlying   All Other
Name and Principal Position    Year   Salary(1)  Bonus  Options (2)    Comp.
---------------------------   ------  ---------  -----  -----------  ---------

Steven N. Bronson              2009       $0       0          0          0
       CEO and President(3)    2008       $0       0          0          0
                               2007       $0       0          0          0

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


Options Granted to Employees in Fiscal 2009

        No stock options were granted to employees during fiscal year ended September 30, 2009.


Aggregate Option Exercises in Fiscal 2009 and Fiscal Year End Option Values

        The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2009, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

-------------------

Compensation of Directors

        In the fiscal year ended September 30, 2009, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.


Employment Contracts

        At present, the Company has no employment agreement with its President Steven N. Bronson.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of December 1, 2009, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432.

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

Loan From Stockholder

       During the nine months ended September 30, 2009, Steven N. Bronson, the Company's Principal Executive Officer loaned the Company an aggregate principal amount of 13,000 (the "Loans"). The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. Such loans have accrued interest of $391 through September 30, 2009.

Subsequent Event

        On November 9, 2009, Mr. Bronson loaned the Company an additional $4,000, on November 13, 2009 Mr. Bronson loaned the Company an additional $5,000 and on December 7, 2209, Mr. Bronson loaned the Company an additional $10,000 (the "Subsequent Advances"). The Subsequent Advances are subject to the same terms as the Loans, including but not limited accruing a rate of interest of 10% per annum and are memorialized in a Consolidated Loan Agreement, dated December 11, 2009, a copy of which is attached hereto as Exhibit 10.19, and incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE.

        4net Software's offices are located at 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. Since January 1, 2009, the Company licensed the use of office space, at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432, from BKF Capital Group, Inc. for a monthly fee of $100. The license is on a month to month basis. Steven N. Bronson, the President of the Company, is the Chairman and President of BKF Capital Group, Inc. Prior to January 1, 2009, the Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Mr. Bronson is the principal and owner of Catalyst Financial LLC. The Company did not pay Catalyst Financial LLC for use of the offices.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
----------

        The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $14,500 for fiscal year 2009 and $15,150 for fiscal year 2008.


Audit-Related Fees.
------------------

        None.


Tax Fees.
--------

        The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is zero for fiscal year 2009 and fiscal year 2008.

All Other Fees.
--------------

        None.

        The audit committee approved the engagement of Mark Bailey & Company, LLP in the preparation of the Company's tax returns for fiscal year 2009.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) The following documents are filed as part of this Form 10-K:

   (1) Financial Statements

        The following financial statements of 4net Software, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

           Report of Independent Registered Public
                Accounting Firm Year Ended September 30, 2009         F-2
           Balance Sheet
                September 30, 2009 and 2008                           F-3
           Statements of Operations
                Years Ended September 30, 2009 and 2008               F-4
           Statements of Stockholders' Equity
                Years Ended September 30, 2009 and 2008               F-5
           Statements of Cash Flows
                Years Ended September 30, 2009 and 2008               F-6
           Notes to Financial Statements                              F-7 - F-10

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

10.16# Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17# Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

10.18# Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

10.19#* Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009.

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

--------------------------------
*    Filed herewith
#    Incorporated herein by reference
@    Represents a management contract


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



/s/Steven N. Bronson                       /s/ Alan Rosenberg
-------------------------------            -------------------------------
Steven N. Bronson                          Alan Rosenberg
President, Chief Executive                 Director
Officer and Chairman                        December 29, 2009
of the Board of Directors
 December 29, 2009


/s/ Leonard Hagan
-------------------------------
Leonard Hagan
Director
 December 29, 2009

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------
10.19 Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009.

31         President's Written Certification Of Financial Statements Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

                              4NET SOFTWARE, INC.
                          Index to Financial Statements




Report of Independent Registered Public
     Accounting Firm Year Ended September 30, 2009              F-2

Balance Sheet
     September 30, 2009 and 2008                                F-3

Statements of Operations
     Years Ended September 30, 2009 and 2008                    F-4

Statements of Stockholders' Equity
     Years Ended September 30, 2009 and 2008                    F-5

Statements of Cash Flows
     Years Ended September 30, 2009 and 2008                    F-6

Notes to Financial Statements                            F-7 - F-10

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of 4Net Software, Inc.

We have audited the accompanying balance sheets of 4Net Software, Inc. (the "Company") as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. 4Net Software Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada
December 29, 2009

                              4NET SOFTWARE, INC.
                                  BALANCE SHEET

                                                                           September 30, September 30,
                                                                              2009          2008

ASSETS

CURRENT ASSETS

    Cash                                                                   $       124   $    16,553
                                                                           -----------   -----------

TOTAL ASSETS                                                               $       124   $    16,553
                                                                           ===========   ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $    13,391   $    13,500
     Related party note payable                                                 13,000            --
                                                                           -----------   -----------

  TOTAL CURRENT LIABILITIES                                                     26,391        13,500
                                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES                                                       --            --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.01 par value; authorized - 5,000,000 shares;
            Issued and outstanding - none                                           --            --
     Common stock $.00001 par value; authorized - 100,000,000 shares;
            Issued and outstanding - 9,261,017 shares on
            September 30, 2009 and September 30, 2008                               93            93
     Capital in excess of par value                                          3,198,255     3,198,255
     Accumulated deficit                                                    (3,224,615)   (3,195,295)
                                                                           -----------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (26,267)        3,053
                                                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       124   $    16,553
                                                                           ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2009 AND 2008


                                                      2009            2008
                                                   -----------     -----------

REVENUES                                           $        --    $         --
                                                   -----------     -----------

OPERATING EXPENSES
     General and administrative expenses                28,955          27,917
                                                   -----------     -----------

TOTAL OPERATING EXPENSES                                28,955          27,917
                                                   -----------     -----------

LOSS FROM OPERATIONS                                   (28,955)        (27,917)
                                                   -----------     -----------

OTHER INCOME/(EXPENSE)                                    (365)             83
                                                   -----------     -----------

NET LOSS                                           $   (29,320)    $   (27,834)
                                                   ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Diluted                        9,261,017      9,074,951
                                                   ===========    ===========

NET LOSS PER COMMON SHARE - Basic and Diluted      $     (.003)   $     (.003)
                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED SEPTEMBER 30, 2009 AND 2008

                                                      Capital in
                                  Common     Stock    Excess of   Accumulated
                                  Shares     Amount   Par Value     Deficit      Total
                                 ---------  --------  ----------  -----------    ------
Balance, September 30, 2007      8,961,017   $   90   $3,168,258  $(3,167,461)  $   887
                                 =========   ======   ==========  ===========   =======

Issuance of Common Stock           300,000        3       29,997                 30,000

Net loss                                --       --           --      (27,834)  (27,834)
                                 ---------   ------   ----------  -----------   -------
Balance, September 30, 2008      9,261,017   $   93   $3,198,255  $(3,195,295)  $ 3,053
                                 =========   ======   ==========  ===========   =======

Net loss                               --        --          --   $   (29,320)  $(29,320)
                                 ---------   ------   ----------  -----------   --------
Balance, September 30, 2009      9,261,017   $   93   $3,198,255  $(3,224,615)  $(26,267)
                                 =========   ======   ==========  ============  ========


   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2009 AND 2008

                                                          2009      2008
                                                       ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                           $ (29,320) $ (27,834)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

     Increase (Decrease) in accounts payable
     and accrued expenses                               (    109)     6,600
                                                       ---------  ---------

Net cash used in operating activities                    (29,429)   (21,234)
                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                   --     30,000
     Proceeds from related party note payable             13,000         --
                                                       ---------  ---------

Net cash provided by financing activities                 13,000     30,000
                                                       ---------  ---------



NET INCREASE (DECREASE) IN CASH                          (16,429)     8,766

CASH - BEGINNING OF YEAR                                  16,553      7,787
                                                       ---------  ---------

CASH - END OF YEAR                                     $     124  $  16,553
                                                       =========  =========


   The accompanying notes are an integral part of these financial statements.

                              4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY

         4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2009, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.


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


         EARNINGS (LOSS) PER COMMON SHARE

         Basic (loss) earnings per share ("EPS") is computed as net income
         (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2009 and 2008. Therefore diluted EPS is the same as basic EPS.


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2009 and 2008.


         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts Payable, accrued expenses and related party notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.2 million through September 30, 2009. As of September 30, 2009 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


NOTE 3 - STOCK OPTION PLAN

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

                              4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - STOCK OPTION PLAN (continued)

         The status of outstanding options granted pursuant to the plan is as follows:

                                                      Number of    Weighted Avg.
                                                        Shares    Exercise Price
                                                      ---------   --------------



        Options Outstanding - October 1, 2007            20,000       $2.26
        Granted                                              --          --
        Exercised                                            --          --
        Expired                                              --          --
                                                       --------

        Options Outstanding - September 30, 2008         20,000       $2.26
        Granted                                              --          --
        Exercised                                            --          --
        Expired                                              --          --
                                                       --------
        Options Outstanding - September 30, 2009         20,000       $2.26
        (20,000 exercisable at $2.26, expiring 2010)   ========

        All outstanding stock options are fully vested.


NOTE 4 - RELATED PARTY TRANSACTIONS

           4net Software's offices are located at 1 North Federal Highway, Suite 201 Boca Raton, Florida 33432. Since January 1, 2009, the Company licensed the use of office space, at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432, from BKF Capital Group, Inc. for a monthly fee of $100. The license is on a month to month basis. Steven
           N. Bronson, the President of the Company, is the Chairman and President of BKF Capital Group, Inc. Prior to January 1, 2009, the Company used a portion of the premises occupied by Catalyst Financial LLC, a full service brokerage, investment banking and consulting firm, located at 100 Mill Plain Road, Danbury, Connecticut 06811. Mr. Bronson is the principal and owner of Catalyst Financial LLC. The Company did not pay Catalyst Financial LLC for use of the offices.


         During the years ended September 30, 2009 and 2008, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

                              4NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

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


NOTE 5 - INCOME TAXES

         At September 30, 2009, the Company had net operating loss carryforwards of approximately $1,194,000 that may be offset against future taxable income, if any, ratably through 2029. These carry-forwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $478,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         There is no current or deferred tax expense for the years ended September 30, 2009 and 2008. The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.


Note 6 - RELATED PARTY NOTE PAYABLE

         During the nine months ended September 30, 2009, Steven N. Bronson, the Company's Principal Executive Officer loaned the Company an aggregate principal amount of 13,000 (the "Loans"). The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. Such loans have accrued interest of $391 through September 30, 2009.

Note 7 - SUBSEQUENT EVENT

         On November 9, 2009, Mr. Bronson loaned the Company an additional $4,000, on November 13, 2009 Mr. Bronson loaned the Company $5,000 and on December 7, 2209, Mr. Bronson loaned the Company $10,000 (the "Subsequent Advances"). The Subsequent Advances are subject to the same terms as the Loans, including but not limited accruing a rate of interest of 10% per annum.

         Subsequent events have been evaluated through December 29, 2009, the Date these financial statements were issued.