Form 10-Q
period 2009-12-31
4NET SOFTWARE INC
filed 2010-02-16
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2009.

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

     As of February 12, 2010, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of December 31, 2009 (unaudited)
         and September 30, 2009 (audited)................................. 3

Statements of Operations (three-months ended December 31, 2009 and 2008)...4

Statements of Cash Flows (three-months ended December 31, 2009 and 2008)...5

Notes to Condensed Financial Statements................................... 6


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 8

Item 4T. Controls and Procedures ......................................... 9


PART II - OTHER INFORMATION                                                10

Item 1.  Legal Proceedings ............................................... 10

Item 5.  Other Information................................................ 10

Item 6.  Exhibits ........................................................ 10

SIGNATURES................................................................ 12

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                      December 31, 2009  September 30,2009
                                                                        (Unaudited)
                                                                       -------------     -----------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $     6,149      $       124
                                                                         -----------      -----------
TOTAL ASSETS                                                             $     6,149      $       124
                                                                         ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     2,905      $    13,391
  Due to related party                                                        32,907           13,000
                                                                         -----------      -----------

TOTAL CURRENT LIABILITIES                                                $    35,812      $    26,391
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                     --               --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --               --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on December 31, 2009 and
            on September 30, 2009                                                 93               93
     Capital in excess of par value                                        3,198,255        3,198,255
     Accumulated deficit                                                  (3,228,011)      (3,224,615)
                                                                         -----------      -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (29,663)         (26,267)
                                                                         -----------      -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     6,149      $       124
                                                                         ===========      ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (Unaudited)


                                                2009           2008
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    2,880          1,640
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (2,880)        (1,640)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (2,880)        (1,640)
                                            -----------    -----------


OTHER INCOME/(EXPENSE                              (516)            25
                                            -----------    -----------

NET LOSS                                    $    (3,396)   $    (1,615)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,261,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $    (.0004)   $   (.0002)
                                            ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (Unaudited)

                                                           2009       2008
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (3,396) $ ( 1,615)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and
       Accrued expenses                                    (9,579)    (1,000)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (12,975)    (2,615)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related pary note payable                    19,000         --

                                                        ---------  ---------
Net Cash Provided by Financing Activities                  19,000         --
                                                        ---------  ---------

Net Increase (Decrease) in Cash                             6,025     (2,615)

CASH - BEGINNING OF PERIOD                                    124     16,553
                                                        ---------  ---------

CASH - END OF PERIOD                                    $   6,149  $  13,938
                                                        =========  =========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") is unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2009 are not necessarily indicative of the operating results for the entire year.

       The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2009.


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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2009, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through December 31, 2009. As of December 31, 2009, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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


NOTE 4 - DUE TO RELATED PARTY


        Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2009, the Company has received loans from the Company's President in the aggregate amount of $32,000, and such loans have accrued interest of $907 through December 31, 2009.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-Q contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2009 which is incorporated herein by reference.

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

Results of Operations

     For the three month periods ended December 31, 2009 and 2008, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2009 and 2008 were $2,880 and $1,640, respectively. Other income consists of interest income and expense for the periods presented.


Liquidity and Capital Resources

During the three months ended December 31, 2009, the Company satisfied its working capital needs from cash on hand and the loan extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of December 31, 2009, the Company had cash on hand of $6,149. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.



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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended December 31, 2009, the Company was not a party to any material legal proceedings.


Item 5. Other Information.


     Between February 3, 2009 and December 7, 2009, Mr. Bronson loaned the Company an aggregate principal amount of $32,000 (the "Loans") to fund the Company's working capital needs and to pay operating expenses. The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. On December 11, 2009, the Company entered into a Consolidated Loan Agreement with Mr. Bronson to memorialize the Loans. The Consolidated Loan Agreement was attached as Exhibit 10.19 to the Company's Form 10-K for the year ended September 30, 2009. Subsequent to the filing of Exhibit 10.19, the Company noticed that there were certain errors contained in the Consolidated Loan Agreement relating to the aggregate principal amount of the Loans and the accrued interest. Accordingly, the Company has entered into an Amended Consolidated Loan Agreement, dated February 12, 2010, which is attached hereto as Exhibit 10.20. The Loans have accrued interest of $907 through December 31, 2009.


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

3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2 By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
           2000)

 3.4 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

3.5 Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit
           3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

3.6 Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to
           Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.3 Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.4 Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.5 Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.6 Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.7 Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.8 Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.9 Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.10 Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit
           10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

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

10.16 Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17 Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

10.18 Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

10.19 Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009.

10.20* Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010.

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


Dated: Februay 12, 2010
                                     4net Software, Inc.


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

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

Exhibit
Number     Description of Document
------     -----------------------

10.20 Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010.

31 President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.