Form 10-Q
period 2010-03-31
4NET SOFTWARE INC
filed 2010-05-13
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2010.

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



         225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
         --------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

     As of May 12, 2010, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of March 31, 2010 (unaudited)
         and September 30, 2009 (audited)................................. 3

Statements of Operations (three-months ended March 31, 2010 and 2009)......4

Statements of Operations (six-months ended March 31, 2010 and 2009)........5


Statements of Cash Flows (six-months ended March 31, 2010 and 2009)........6

Notes to Condensed Financial Statements................................... 7


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 9

Item 4T. Controls and Procedures ......................................... 10


PART II - OTHER INFORMATION                                                11

Item 1.  Legal Proceedings ............................................... 11

Item 5.  Other Information................................................ 11

Item 6.  Exhibits ........................................................ 11

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                      March 31, 2010     September 30,2009
                                                                        (Unaudited)
                                                                       -------------     -----------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $     1,559        $       124
                                                                         -----------        -----------
TOTAL ASSETS                                                             $     1,559        $       124
                                                                         ===========        ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     4,405        $    13,391
  Due to related party                                                        33,717             13,000
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                $    38,122        $    26,391
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --                 --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on March 31, 2010 and
            on September 30, 2009                                                 93                 93
     Capital in excess of par value                                        3,198,255          3,198,255
     Accumulated deficit                                                  (3,234,911)        (3,224,615)
                                                                         -----------        -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (36,563)           (26,267)
                                                                         -----------        -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     1,559        $       124
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)


                                                2010           2009
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    6,090          6,069
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (6,090)        (6,069)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (6,090)        (6,069)
                                            -----------    -----------


OTHER INCOME/(EXPENSE)                              (810)            1
                                            -----------    -----------

NET LOSS                                    $    (6,900)   $    (6,068)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,261,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $    (.0007)   $   (.0007)
                                            ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)


                                                2010           2009
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    8,969          7,709
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (8,969)        (7,709)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (8,969)        (7,709)
                                            -----------    -----------


OTHER INCOME/(EXPENSE)                           (1,327)            26
                                            -----------    -----------

NET LOSS                                    $   (10,296)   $    (7,683)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,261,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $     (.001)    $   (.0008)
                                            ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)

                                                           2010       2009
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (10,296) $  (7,683)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and
       Accrued expenses                                    (7,269)   (10,525)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (17,565)   (18,208)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related pary note payable                    19,000      2,000

                                                        ---------  ---------
Net Cash Provided by Financing Activities                  19,000      2,000
                                                        ---------  ---------

Net Increase (Decrease) in Cash                             1,435    (16,208)

CASH - BEGINNING OF PERIOD                                    124     16,553
                                                        ---------  ---------

CASH - END OF PERIOD                                    $   1,559  $     345
                                                        =========  =========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") is unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the entire year.

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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2010, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through March 31, 2010. As of March 31, 2010, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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


NOTE 4 - DUE TO RELATED PARTY

        Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2010, the aggregate principal loan balance amounted to $32,696 and such loans have accrued interest of $1,021 through March 31, 2010.


Note 5 - RELATED PARTY TRANSACTION

       The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.

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

Results of Operations

     For the three and six month periods ended March 31, 2010 and 2009, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2010 and 2009 were $6,090 and $6,069, respectively. Operating Expenses for the six month periods ended March 31, 2010 and 2009 were $8,969 and $7,709, respectively. Other income consists of interest income and expense for the periods presented.

Liquidity and Capital Resources

During the three months ended March 31, 2010, the Company satisfied its working capital needs from cash on hand and the loan extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2010, the Company had cash on hand of $1,559. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended March 31, 2010, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     Between February 3, 2009 and December 7, 2009, Mr. Bronson loaned the Company an aggregate principal amount of $32,000 (the "Loans") to fund the Company's working capital needs and to pay operating expenses. The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. On December 11, 2009, the Company entered into a Consolidated Loan Agreement with Mr. Bronson to memorialize the Loans. The Consolidated Loan Agreement was attached as Exhibit 10.19 to the Company's Form 10-K for the year ended September 30, 2009. Subsequent to the filing of the Form 10-K, the Company noticed that there were certain errors contained in the Consolidated Loan Agreement relating to the aggregate principal amount of the Loans and the accrued interest. Accordingly, the Company executed an Amended Consolidated Loan Agreement, dated February 12, 2010, which is attached to the Company's Form 10-Q for the quarter ended December 31, 2009 as Exhibit 10.20. The Loans have accrued interest of $1,021 through March 31, 2010.


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


Dated: May 12, 2010
                                     4net Software, Inc.


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