Form 10-Q
period 2010-06-30
4NET SOFTWARE INC
filed 2010-08-12
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2010.

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

     As of August 11, 2010, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of June 30, 2010 (unaudited)
         and September 30, 2009 (audited)................................. 3

Statements of Operations (three-months and nine months ended June 30, 2010 and 2009) ........................................................4

Statements of Cash Flows (nine-months ended June 30, 2010 and 2009)........5

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

Item 1.  Legal Proceedings ............................................... 10

Item 5.  Other Information................................................ 10

Item 6.  Exhibits ........................................................ 10

SIGNATURES................................................................ 12

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       June 30, 2010     September 30,2009
                                                                        (Unaudited)
                                                                       -------------     -----------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $       950        $       124
                                                                         -----------        -----------
TOTAL ASSETS                                                             $       950        $       124
                                                                         ===========        ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     4,405        $    13,391
  Due to related party                                                        38,590             13,000
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                $    42,995        $    26,391
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --                 --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on June 30, 2010 and
            on September 30, 2009                                                 93                 93
     Capital in excess of par value                                        3,198,255          3,198,255
     Accumulated deficit                                                  (3,240,393)        (3,224,615)
                                                                         -----------        -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (42,045)           (26,267)
                                                                         -----------        -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     950        $       124
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                Nine Months Ended
                                                      June 30,                          June 30,
                                                2010           2009               2010           2009
                                            -----------    -----------        -----------     -----------
REVENUES                                    $        --    $        --        $        --      $       --
                                            -----------    -----------        -----------     -----------

OPERATING EXPENSES
    General and Administrative                    4,609          4,091             13,579          12,800
                                            -----------    -----------        -----------     -----------
TOTAL OPERATING EXPENSES                         (4,609)        (4,091)           (13,579)        (12,800)
                                            -----------    -----------        -----------     -----------

LOSS FROM OPERATIONS                             (4,609)        (4,091)           (13,579)        (12,800)
                                            -----------    -----------        -----------     -----------


OTHER INCOME/(EXPENSE)                             (872)            --             (2,199)             26
                                            -----------    -----------        -----------     -----------

NET LOSS                                    $    (5,481)   $    (4,091)           (15,778)        (12,774)
                                            ===========    ===========        ===========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,261,017          9,261,017       9,261,017
                                            ===========    ===========        ===========     ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $       .00   $        .00                .00             .00
                                            ===========    ===========        ===========     ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2010 AND 2009
                                   (Unaudited)

                                                           2010       2009
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (15,778) $ (12,774)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and
       Accrued expenses                                    (6,396)   (10,491)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (22,174)   (23,265)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related pary note payable                    23,000      8,125

                                                        ---------  ---------
Net Cash Provided by Financing Activities                  23,000      8,125
                                                        ---------  ---------

Net Increase (Decrease) in Cash                               826    (15,140)

CASH - BEGINNING OF PERIOD                                    124     16,553
                                                        ---------  ---------

CASH - END OF PERIOD                                    $     950  $   1,413
                                                        =========  =========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") is unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the operating results for the entire year.

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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2010, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.2 million through June 30, 2010. As of June 30, 2010, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


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


NOTE 4 - DUE TO RELATED PARTY

        Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2010, the aggregate principal loan balance amounted to $36,696 and such loans have accrued interest of $1,893 through June 30, 2010.


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

Results of Operations

     For the three and nine month periods ended June 30, 2010 and 2009, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2010 and 2009 were $4,609 and $4,091, respectively. Operating Expenses for the nine month periods ended June 30, 2010 and 2009 were $13,579 and $12,800, respectively. Other income consists of interest income and expense for the periods presented.

Liquidity and Capital Resources

During the three months ended June 30, 2010, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of June 30, 2010, the Company had cash on hand of $950. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended June 30, 2010, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans the ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2010, the aggregate principal loan balance amounted to $36,696 and such loans have accrued interest of $1,893 through June 30, 2010. The Loans are evidenced by an Amended Consolidated Loan Agreement, dated February 12, 2010, which is attached to the Company's Form 10-Q for the quarter ended December 31, 2009 as Exhibit 10.20.


Item 6. Exhibits.

     a. Exhibits

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number     Description of Document
--------   --------------------------------------------------------------------
2.1 Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000)

3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2 By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
           2000)

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

10.16 Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I

10.17 Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda

10.18 Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009

10.19 Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009

10.20 Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010

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


Dated: August 11, 2010
                                     4net Software, Inc.


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