Form 10-Q
period 2010-12-31
4NET SOFTWARE INC
filed 2011-02-14
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 2010.

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

     As of February 10, 2011, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of December 31, 2010 (unaudited)
         and September 30, 2010 (audited)................................. 3

Statements of Operations (three-months ended December 31, 2010) ...........4

Statements of Cash Flows (three-months ended December 31 2010).............5

Notes to Condensed Financial Statements................................... 6


Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 8

Item 4T. Controls and Procedures ......................................... 10


PART II - OTHER INFORMATION                                                10

Item 1.  Legal Proceedings ............................................... 10

Item 5.  Other Information................................................ 10

Item 6.  Exhibits ........................................................ 11

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                        December 31,       September 30,
                                                                           2010                2010
                                                                        (Unaudited)
                                                                       -------------     -----------------
                                        ASSETS

CURRENT ASSETS
     Cash                                                                $       810        $     7,995
                                                                         -----------        -----------
TOTAL ASSETS                                                             $       810        $     7,995
                                                                         ===========        ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     6,005        $    13,405
  Related party note payable                                                  47,506             39,539
                                                                         -----------        -----------

TOTAL CURRENT LIABILITIES                                                $    53,511        $    52,944
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                          --                 --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on December 31, 2010
           and on September 30, 2010                                              93                 93
     Capital in excess of par value                                        3,198,255          3,198,255
     Accumulated deficit                                                  (3,251,049)        (3,243,297)
                                                                         -----------        -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (52,701)           (44,949)
                                                                         -----------        -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $      810        $      7,995
                                                                         ===========        ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                    December 31,
                                                2010           2009
                                            -----------    -----------

REVENUES                                    $        --    $        --
                                            -----------    -----------

OPERATING EXPENSES
    General and Administrative                    6,785          2,880
                                            -----------    -----------
TOTAL OPERATING EXPENSES                         (6,785)        (2,880)
                                            -----------    -----------

LOSS FROM OPERATIONS                             (6,785)        (2,880)
                                            -----------    -----------


OTHER INCOME/(EXPENSE)                             (967)          (516)
                                            -----------    -----------

NET LOSS                                    $    (7,752)   $    (3,996)
                                            ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive                9,261,017      9,261,017
                                            ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive                    $       .00   $        .00
                                            ===========    ===========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
                                   (Unaudited)

                                                           2010       2009
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (7,752) $  (3,396)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and
       Accrued expenses                                    (6,433)    (9,579)
                                                        ---------  ---------
Net Cash Used in Operating Activities                     (14,185)   (12,975)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable                    7,000     19,000

                                                        ---------  ---------
Net Cash Provided by Financing Activities                   7,000     19,000
                                                        ---------  ---------

Net Decrease in Cash                                       (7,185)     6,025

CASH - BEGINNING OF PERIOD                                  7,995        124
                                                        ---------  ---------

CASH - END OF PERIOD                                    $     810  $   6,149
                                                        =========  =========



              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2010 are not necessarily indicative of the operating results for the entire year.

       The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2010.


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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2010, the Company had no cash equivalents.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.25 million through December 31, 2010. As of December 31, 2010, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.


NOTE 3 - CONTROL

        As of December 31, 2010 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


NOTE 4 - DUE TO RELATED PARTY

        Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2010, the aggregate principal loan balance amounted to $43,696 and such loans have accrued interest of $3,810 through December 31, 2010.


Note 5 - RELATED PARTY TRANSACTION

       The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements Disclosure
-------------------------------------

     This report on Form 10-Q contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

     The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2010 which is incorporated herein by reference.

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

     On September 9, 2010, 4net Software announced that it had signed a Letter of Intent to acquire all of the issued and outstanding capital stock of EnSA Holdings, LLC ("EnSA"), a privately-held Florida limited liability company with offices located in Fort Lauderdale, Florida (the "EnSA LOI"). EnSA is a privately held company engaged in the business of agricultural production and development in the Dominican Republic.

     Under the terms of the EnSA LOI, the Company would acquire all of the outstanding shares of EnSA in exchange for shares of the Company pursuant to a contemplated share exchange agreement (the "Acquisition"). The Acquisition is subject to a number of conditions, including, among other things, the execution of a definitive share exchange agreement, stockholder approval, the Company effecting a reverse stock split, the completion of certain financing arrangements, and further due diligence by the parties. Additionally, pursuant to the Acquisition, the directors and officers of the Company would resign and be replaced by directors and officers designated by EnSA, with the exception that Steven N. Bronson, will continue as a director of the Company. Pursuant to the Letter of Intent, EnSA is required to pay the Company an aggregate amount of $60,000 to reimburse the Company for its legal and other expenses associated with the Acquisition payable in four (4) non-refundable installments as follows:
(i) $15,000 upon the execution and delivery of the Letter of Intent; (ii) $15,000 upon the execution and delivery of a definitive agreement for the Acquisition; (iii) $15,000 on or before the fifteenth day after the execution and delivery of a definitive agreement for the Acquisition; and (iv) $15,000 upon the Company's receipt from its printer for copying and/or mailing out its information statement to its shareholders in connection with the Acquisition. As of December 31, 2010, the Company has received $15,000 from EnSA in accordance with the EnSA LOI.

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



Results of Operations

     For the three month periods ended December 31, 2010 and 2009, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2010 and 2009 were $6,785 and $2,880, respectively. Other expenses consist of interest expense for the periods presented.

Liquidity and Capital Resources

During the three months ended December 31, 2010, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of December 31, 2010, the Company had cash on hand of $810. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended December 31, 2010, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans the ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2010, the aggregate principal loan balance amounted to $43,696 and such loans have accrued interest of $3,809 through December 31, 2010. The Loans are evidenced by an Amended Consolidated Loan Agreement, dated February 12, 2010, which is attached to the Company's Form 10-Q for the quarter ended December 31, 2009 as Exhibit 10.20.

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


Dated: February 11, 2011
                                     4net Software, Inc.


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