Form 10-Q
period 2011-03-31
4NET SOFTWARE INC
filed 2011-05-11
CIK 812149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q


      [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2011.

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

     As of May 9, 2011, the issuer had 9,261,017 outstanding shares of common stock.

                               4net Software, Inc.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements............................................. 3

Balance Sheets as of March 31, 2011 (unaudited)
         and September 30, 2010 (audited)................................. 3

Statements of Operations (three-months and six-months ended
         March 31, 2011) ................................................. 4

Statements of Cash Flows (six-months ended March 31, 2011 and 2010)....... 5

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

Item 1.  Legal Proceedings ............................................... 10

Item 5.  Other Information................................................ 10

Item 6.  Exhibits ........................................................ 11

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


                               4NET SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                        March 31,    September 30,
                                                                          2010           2010
                                                                       (Unaudited)
                                                                       -----------    -----------
                                        ASSETS

CURRENT ASSETS
     Cash                                                              $       588    $     7,995
                                                                       -----------    -----------
TOTAL ASSETS                                                           $       588    $     7,995
                                                                       ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $     8,804    $    13,405
  Related party note payable                                                48,584         39,539
                                                                       -----------    -----------

TOTAL CURRENT LIABILITIES                                              $    57,388    $    52,944
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                 --             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized - 5,000,000 shares
         - issued and outstanding - none                                      --             --
     Common stock $.00001 par value; authorized - 100,000,000 shares
         - issued and outstanding - 9,261,017  on March 31, 2011
           and on September 30, 2010                                            93             93
     Capital in excess of par value                                      3,198,255      3,198,255
     Accumulated deficit                                                (3,255,148)    (3,243,297)
                                                                       -----------    -----------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (56,800)       (44,949)
                                                                       -----------    -----------


 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $       588    $     7,995
                                                                       ===========    ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended             Six Months Ended
                                             March 31,                    March 31,
                                       2011           2010           2011           2010
                                    -----------    -----------    -----------    -----------
REVENUES                            $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------

OPERATING EXPENSES
    General and Administrative            3,022          6,090          9,807          8,969
                                    -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                 (3,022)        (6,090)        (9,807)        (8,969)
                                    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                     (3,022)        (6,090)        (9,807)        (8,969)
                                    -----------    -----------    -----------    -----------

OTHER INCOME/(EXPENSE)                   (1,077)          (810)        (2,044)        (1,327)
                                    -----------    -----------    -----------    -----------

NET LOSS                            $    (4,099)   $    (6,900)       (11,851)       (10,296)
                                    ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-Basic and Dilutive        9,261,017      9,261,017      9,261,017      9,261,017
                                    ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE
    - Basic and Dilutive            $      (.00)   $      (.00)          (.00)          (.00)
                                    ===========    ===========    ===========    ===========

              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2011 AND 2010
                                   (Unaudited)

                                                  2011        2010
                                                --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(11,851)   $(10,296)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Changes in assets and liabilities:
       Decrease in accounts payable and
       Accrued expenses                           (2,556)     (7,269)
                                                --------    --------
Net Cash Used in Operating Activities            (14,407)    (17,565)
                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable           7,000      19,000

                                                --------    --------
Net Cash Provided by Financing Activities          7,000      19,000
                                                --------    --------

Net (Decrease)/Increase in Cash                   (7,407)      1,435

CASH - BEGINNING OF PERIOD                         7,995         124
                                                --------    --------

CASH - END OF PERIOD                            $    588    $  1,559
                                                ========    ========


              See accompanying notes to these financial statements.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results for the entire year.

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


       CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2011, the Company had no cash equivalents.


NOTE 2 - GOING CONCERN

       The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.26 million through March 31, 2011. As of March 31, 2011, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

                               4NET SOFTWARE, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE 3 - CONTROL

        As of March 31, 2011 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


NOTE 4 - DUE TO RELATED PARTY

        Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2011, the aggregate principal loan balance amounted to $43,696 and such loans have accrued interest of $4,886 through March 31, 2011.


Note 5 - RELATED PARTY TRANSACTION

        The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.


Note 6 - SUBSEQUENT EVENTS.

        On April 27, 2011, Steven N. Bronson loaned the Company $15,000 to fund working capital needs to pay operating expenses. The additional loan is repayable upon demand and shall accrue interest at the rate of 10% per annum.

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

     Under the terms of the EnSA LOI, the Company would acquire all of the outstanding shares of EnSA in exchange for shares of the Company pursuant to a contemplated share exchange agreement (the "Acquisition"). The Acquisition is subject to a number of conditions, including, among other things, the execution of a definitive share exchange agreement, stockholder approval, the Company effecting a reverse stock split, the completion of certain financing arrangements, and further due diligence by the parties. Additionally, pursuant to the Acquisition, the directors and officers of the Company would resign and be replaced by directors and officers designated by EnSA, with the exception that Steven N. Bronson, will continue as a director of the Company. Pursuant to the Letter of Intent, EnSA is required to pay the Company an aggregate amount of $60,000 to reimburse the Company for its legal and other expenses associated with the Acquisition payable in four (4) non-refundable installments as follows:
(i) $15,000 upon the execution and delivery of the Letter of Intent; (ii) $15,000 upon the execution and delivery of a definitive agreement for the Acquisition; (iii) $15,000 on or before the fifteenth day after the execution and delivery of a definitive agreement for the Acquisition; and (iv) $15,000 upon the Company's receipt from its printer for copying and/or mailing out its information statement to its shareholders in connection with the Acquisition. As of March 31, 2011, the Company has received $15,000 from EnSA in accordance with the EnSA LOI. The Acquisition is subject to numerous risks and conditions, accordingly there can be no assurance that the Acquisition will be completed.


Results of Operations

     For the three month periods ended March 31, 2011 and 2010, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2011 and 2010 were $3,022 and $6,090, respectively. Other expenses consist of interest expense for the periods presented.

     For the six month periods ended March 31, 2011 and 2010, the Company had no revenue. Operating expenses for the six month periods ended March 31, 2011 and 2010 were $9,807 and $8,969, respectively. Other expenses consist of interest expense for the periods presented.


Liquidity and Capital Resources

     During the three months ended March 31, 2011, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2011, the Company had cash on hand of $588. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.


Subsequent Event

     On April 28, 2011, the Company and EnSA agreed to terminate the Letter of Intent. EnSA agreed to pay the Company $10,000 upon execution the agreement terminating the Letter of Intent and an additional $7,500 upon EnSA's closing of a private offering of its preferred stock. The Company previously disclosed the termination of the Letter of Intent in a Current Report on Form 8-K filed on May 2, 2011.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the quarter ended March 31, 2011, the Company was not a party to any material legal proceedings.


Item 5. Other Information.

     Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2011, the aggregate principal loan balance amounted to $43,696 and such loans have accrued interest of $4,886 through March 31, 2011. The Loans are evidenced by an Amended Consolidated Loan Agreement, dated February 12, 2010, which is attached to the Company's Form 10-Q for the quarter ended December 31, 2009 as Exhibit 10.20.

Subsequent Event

     On April 27, 2011, Steven N. Bronson loaned the Company money $15,000 to fund working capital needs to pay operating expenses. The additional loan is repayable upon demand and shall accrue interest at the rate of 10% per annum.

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


Dated: May 10, 2011
                                     4net Software, Inc.


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