Form 10-Q
period 2011-06-30
4NET SOFTWARE INC
filed 2011-08-05
CIK 812149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _________ to _________

Commission File No. — 33-131110-NY

4net Software, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-1895668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
(Address of Principal Executive Office) (Zip Code)

(561) 362-5385
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

As of August 4, 2011, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.
BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$14,540	$7,995
TOTAL ASSETS	$14,540	$7,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,614	$13,405
Related party note payable	65,062	39,539

TOTAL CURRENT LIABILITIES	$71,676	$52,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on June 30, 2011 and on September 30, 2010	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,255,484)	(3,243,297)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(57,136)	(44,949)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$14,540	$7,995

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	8,858	4,609	18,665	13,579
TOTAL OPERATING EXPENSES	(8,858)	(4,609)	(18,665)	(13,579)

LOSS FROM OPERATIONS	(8,858)	(4,609)	(18,665)	(13,579)

Interest expense	(1,479)	(872)	(3,523)	(2,199)
Other Income	10,000	—	10,000	—
OTHER INCOME/(EXPENSE)	8,521	(872)	6,477	(2,199)

NET LOSS	$(337)	$(5,481)	(12,188)	(15,778)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	(.00)	(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED June 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,188)	$(15,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and Accrued expenses	(3,267)	(6,396)
Net Cash Used in Operating Activities	(15,455)	(22,174)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	22,000	23,000

Net Cash Provided by Financing Activities	22,000	23,000

Net Increase in Cash	6,545	826

CASH - BEGINNING OF PERIOD	7,995	124

CASH - END OF PERIOD	$14,540	$950

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the operating results for the entire year.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2011, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.26 million through June 30, 2011. As of June 30, 2011, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of June 30, 2011 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2011, the aggregate principal loan balance amounted to $58,696 and such loans have accrued interest of $6,365 through June 30, 2011.

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

On September 9, 2010, 4net Software announced that it had signed a Letter of Intent (the "EnSA LOI")to acquire all of the issued and outstanding capital stock of EnSA Holdings, LLC ("EnSA"), a privately-held Florida limited liability company with offices located in Fort Lauderdale, Florida. EnSA is a privately held company engaged in the business of agricultural production and development in the Dominican Republic.

Under the terms of the EnSA LOI, the Company would acquire all of the outstanding shares of EnSA in exchange for shares of the Company pursuant to a contemplated share exchange agreement (the "Acquisition"). The Acquisition is subject to a number of conditions, including, among other things, the execution of a definitive share exchange agreement, stockholder approval, the Company effecting a reverse stock split, the completion of certain financing arrangements, and further due diligence by the parties. Additionally, pursuant to the Acquisition, the directors and officers of the Company would resign and be replaced by directors and officers designated by EnSA, with the exception that Steven N. Bronson, will continue as a director of the Company. Pursuant to the EnSA LOI, EnSA is required to pay the Company an aggregate amount of $60,000 to reimburse the Company for its legal and other expenses associated with the Acquisition payable in four (4) non-refundable installments as follows: (i) $15,000 upon the execution and delivery of the EnSA LOI; (ii) $15,000 upon the execution and delivery of a definitive agreement for the Acquisition; (iii) $15,000 on or before the fifteenth day after the execution and delivery of a definitive agreement for the Acquisition; and (iv) $15,000 upon the Company's receipt from its printer for copying and/or mailing out its information statement to its shareholders in connection with the Acquisition. As of June 30, 2011, the Company has received $25,000 from EnSA in accordance with the EnSA LOI. The Acquisition is subject to numerous risks and conditions, accordingly there can be no assurance that the Acquisition will be completed.

On April 28, 2011, the Company and EnSA entered into an agreement to terminate the EnSA LOI (the “Termination Agreement”).  EnSA agreed to pay the Company $10,000 upon execution of the Termination Agreement, and an additional $7,500 upon EnSA's closing of a private offering of its preferred stock. The Company previously disclosed the termination of the EnSA LOI in a Current Report on Form 8-K filed on May 2, 2011. As of June 30, 2011, the Company received only $10,000 pursuant to the Termination Agreement.

Results of Operations

For the three month periods ended June 30, 2011 and 2010, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2011 and 2010 were $8,858 and $4,609, respectively. Other expenses consist of interest expense for the periods presented and other income consist of $10,000 received from EnSA as a result of terminating the EnSA LOI.

For the nine month periods ended June 30, 2011 and 2010, the Company had no revenue. Operating expenses for the nine month periods ended June 30, 2011 and 2010 were $18,665 and $13,579, respectively. Other expenses consist of interest expense for the periods presented and other income consist of $10,000 received from EnSA as a result of terminating the EnSA LOI.

Liquidity and Capital Resources

During the three months ended June 30, 2011, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of June 30, 2011, the Company had cash on hand of $14,540. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2011, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum.  As of June 30, 2011, the aggregate principal loan balance amounted to $58,696 and such loans have accrued interest of $6,365 through June 30, 2011. The Loans are evidenced by an Amended and Restated Consolidated Loan Agreement, dated August 4, 2011, which is attached hereto as Exhibit 10.21.

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

10.15	Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I

10.17	Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda

10.18	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009

10.19	Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009

10.20	Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010

10.21	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August , 2011

14	Code of Ethics

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011
4net Software, Inc.

	By:	/s/ Steven N. Bronson
Steven N. Bronson, President
Principle Executive Officer
as Registrant's duly authorized officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit Number	Description of Document

10.21	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August , 2011

31	President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	President's Written Certification Of Financial Statements Pursuant to18 U.S.C. Statute 1350.