Form 10-K
period 2011-09-30
4NET SOFTWARE INC
filed 2011-12-23
CIK 812149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 33-131110 NY

4net Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2831380
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip code)

(561) 362-5385
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:       None

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2011 was $259,056 (based on the closing sale price of $.07 on March 31, 2011). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of December 16, 2011, there were 9,261,017 shares of the registrant’ s common stock, par value $.00001 per share, outstanding.

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

Employees

As of December 16, 2011, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

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

The Company Has Limited Resources

The Company has limited resources. For the fiscal years ended September 30, 2011 and 2010 the Company has had no revenues from operations. For the fiscal years ended September 30, 2011 and 2010, the Company has had net losses of $27,566 and $18,682, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of December 16, 2011, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 16, 2011, the Company had 9,261,017 shares of common stock issued and outstanding and 90,738,983 authorized but un-issued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

ITEM 2.    PROPERTIES.

The Company maintains its principal offices at 225 N.E. Mizner Boulevard,  Suite 400 Boca Raton, Florida 33432. The Company pays a monthly fee of $100 per  month to BKF Capital Group, Inc. Steven N. Bronson, the President of the Company,  is the Chairman and President of BKF Capital Group, Inc. Prior to March 1, 2010,  4net Software's offices were located at 1 North Federal Highway, Suite 201 Boca  Raton, Florida 33432. Prior to March 1, 2010, the Company licensed the use of  office space, at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432,  from BKF Capital Group, Inc. for a monthly fee of $100.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

The Company’s common stock, par value $.00001 per share, is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "FNSI."

The following table sets forth the range of high and low prices for the Company's common stock as quoted by Yahoo! Finance (finance.yahoo.com) for the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

		Bid Price
Fiscal Years		Low	High
2011:	1st Quarter, through December 31, 2010	$.07	$.12
	2nd Quarter, through March 31, 2011	$.03	$.07
	3rd Quarter, through June 30, 2011	$.08	$.13
	4th Quarter, through September 30, 2011	$.12	$.15

2010:	1st Quarter, through December 31, 2009	$.07	$.08
	2nd Quarter, through March 31, 2010	$.06	$.07
	3rd Quarter, through June 30, 2010	$.05	$.07
	4th Quarter, through September 30, 2010	$.05	$.16

On December 15, 2011, the reported closing bid and ask prices on the Company's common stock were $.10 and $.10, respectively.

Holders

As of December 15, 2011, the Company's common stock was held by approximately 126 record holders.

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

4net Software’s Acquisition Strategy

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

Under the terms of the EnSA LOI, the Company would acquire all of the outstanding shares of EnSA in exchange for shares of the Company pursuant to a contemplated share exchange agreement (the "Acquisition"). The Acquisition is subject to a number of conditions, including, among other things, the execution of a definitive share exchange agreement, stockholder approval, the Company effecting a reverse stock split, the completion of certain financing arrangements, and further due diligence by the parties. Additionally, pursuant to the Acquisition, the directors and officers of the Company would resign and be replaced by directors and officers designated by EnSA, with the exception that Steven N. Bronson, will continue as a director of the Company. Pursuant to the Letter of Intent, EnSA is required to pay the Company an aggregate amount of $60,000 to reimburse the Company for its legal and other expenses associated with the Acquisition payable in four (4) non-refundable installments as follows: (i) $15,000 upon the execution and delivery of the Letter of Intent; (ii) $15,000 upon the execution and delivery of a definitive agreement for the Acquisition; (iii) $15,000 on or before the fifteenth day after the execution and delivery of a definitive agreement for the Acquisition; and (iv) $15,000 upon the Company's receipt from its printer for copying and/or mailing out its information statement to its shareholders in connection with the Acquisition. As of September 30, 2011, the Company has received $25,000 from EnSA in accordance with the EnSA LOI.

On April 28, 2011, the Company and EnSA entered into an agreement to terminate the EnSA LOI (the “Termination Agreement”).  EnSA agreed to pay the Company $10,000 upon execution of the Termination Agreement, and an additional $7,500 upon EnSA's closing of a private offering of its preferred stock. The Company previously disclosed the termination of the EnSA LOI in a Current Report on Form 8-K filed on May 2, 2011. As of September 30, 2011, the Company received only $10,000 pursuant to the Termination  Agreement.  There can be no assurances that the Company will receive the additional  $7,500 from EnSA, since it is contingent on EnSA closing a private offering of EnSA’s preferred stock.

Results of Operations

During the year ended September 30, 2011 ("Fiscal 2011"), the Company incurred operating expenses of $32,565 compared to operating expenses of $30,534 for the year ended September 30, 2010 ("Fiscal 2010"), an increase of $2,031. Other income amounted to $4,999 in 2011 and $11,852 of other expenses in 2010, a net decrease of $6,853. The decrease is primarily due to the Company receiving $10,000 as a non-refundable fee pursuant to the EnSA LOI in 2011 compared to $15,000 in 2010, which was offset by increasing interest expense

For Fiscal 2011, the Company incurred a net loss of $27,566 compared to a net loss of $18,682 for Fiscal 2010, an increase of $8,884.

Liquidity and Capital Resources

During Fiscal 2011, the Company satisfied its working capital needs from cash on hand, proceeds from additional loans and the $10,000 non-refundable fee received pursuant to the EnSA LOI. As of September 30, 2011, the Company had cash on hand of $7,180. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. Steven N. Bronson, the Company's Chairman and President has loaned the Company money to enable the Company to pay its expenses. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of September 30, 2011.

Management's Annual Report on Internal Control over Financial Reporting

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2011, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2011. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	46	Chairman, Chief Executive Officer and President
Leonard Hagan	59	Director
Alan Rosenberg	42	Director

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

Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past sixteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp., Danske Markets, Inc. Aton Securities, Inc., Trinity Pro Trading, LLC and HFG Healthco Securities LLC.  Mr. Hagan is also a director of Ridgefield Acquisition Corp., a publicly traded  corporation and a director of BKF Capital Group, Inc., a publicly traded  corporation.

Alan Rosenberg served as a director of the Company since March 17, 2000. He is currently a partner in a government relations firm focused on New York City  government.  Mr. Rosenberg was a senior IT consultant at a boutique firm  specializing in government technology.  He also serves as the Information Officer  for the City of New York’s Department of Small Business Services.  Prior to that,  he was a Director in the Office of the CIO for the Department of Information  Technology and Telecommunications for the City of New York. He also served as the  Deputy Director of Management Information Systems (MIS) for the City of New York,  Office of the Mayor. Mr. Rosenberg is a graduate from Polytechnic Institute of New  York University with a MS in the Management of Technology and holds a BA from Ohio  State University. He is also a certified Project Management Professional (PMP).

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

Committees of the Board of Directors

During Fiscal 2011, the Board of Directors did not hold any meetings. The Board of Directors has a standing Audit Committee. During Fiscal 2011, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2011, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

				Securities
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Options (2)	Comp.

Steven N. Bronson	2011	$0	0	0	0
CEO and President(3)	2010	$0	0	0	0
	2009	$0	0	0	0

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

Options Granted to Employees in Fiscal 2011

No stock options were granted to employees during fiscal year ended September 30, 2011.

Aggregate Option Exercises in Fiscal 2011 and Fiscal Year End Option Values

The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2011, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

	Number		Number of Securities	Value of Unexercised
	Of Shares		Underlying Unexercised	In-the-Money Options
Name/	Acquired	Value	Options at Fiscal Year End	at Fiscal Year End
Position	On Exercise	Realized	Exercised/Unexercised	Exercised/Unexercised

Steven N. Bronson Chairman, CEO and President	0	0	0	$0

Compensation of Directors

In the fiscal year ended September 30, 2011, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.

Employment Contracts

At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 16, 2011, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 225 NE Mizner Boulevard, Suite 400. Boca Raton, Florida 33432.

		Number of	Percent
Name and Address	Company Position	Shares owned	of class

Steven N. Bronson	Chairman, CEO	5,560,210	60%
	and President
Alan Rosenberg	Director	0	0
Leonard Hagan	Director	0	0

All directors and executive officers as a group (3 persons)		5,560,210	60%

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company occupies a portion of the premises occupied by BKF Capital Group,  Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a fee of $100 per month paid to BKF Capital Group, Inc. Steven N.  Bronson, the Company's president, is the president of BKF Capital Group, Inc.

Loan From Stockholder

Since February 3, 2009, Steven N. Bronson, the Company's Principal Executive Officer has loaned the Company money to fund working capital needs  to pay operating expenses. The Loans are repayable upon demand and accrue  interest at the rate of 10% per annum. As of September 30, 2011, the aggregate  principal loan balance amounted to $58,696 and such loans have accrued interest  of $7,845 through September 30, 2011.

Subsequent Event

On October 21, 2011, Steven N. Bronson loaned the Company an additional $10,000 to be used as working capital, under the same terms and conditions of Mr. Bronson’s prior loans to the Company.  This additional loan was memorialized In a Second Amended and Restated Consolidated Loan Agreement, dated December 19,2011. A copy of the Second Amended and Restated Consolidated Loan Agreement, dated December 19,2011 between Mr. Bronson and the Company is attached hereto as Exhibit 10.22, and is expressly incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $14,500 for fiscal year 2011 and 2010.

Audit-Related Fees.

None.

Tax Fees.

The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is zero for fiscal year 2011 and fiscal year 2010.

All Other Fees.

None.

The audit committee approved the engagement of Mark Bailey & Company, LLP in the preparation of the Company's tax returns for fiscal year 2011.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The following financial statements of 4net Software, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public
Accounting Firm Year Ended September 30, 2011	F-2
Balance Sheet
September 30, 2011 and 2010	F-3
Statements of Operations
Years Ended September 30, 2011 and 2010	F-4
Statements of Stockholders' Equity
Years Ended September 30, 2011 and 2010	F-5
Statements of Cash Flows
Years Ended September 30, 2011 and 2010	F-6
Notes to Financial Statements	F-7 - F-9

(3)	Exhibits

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit
Number	Description of Document

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

10.5@
Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.6@
Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.7@
Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.8@
Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001)

10.9@
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

10.15	Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17	Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

10.18@	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

10.19@	Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009.

10.21@	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August 4, 2011

10.22*@	Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011

14	Code of Ethics

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

101*#
Financial statements from the Annual Report on Form 10-K of 4net Software, Inc. for the year ended September 30, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements

*	Filed herewith.
#
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

@	Represents a management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

/s/Steven N. Bronson	/s/ Alan Rosenberg
Steven N. Bronson	Alan Rosenberg
President, Chief Executive	Director
Officer and Chairman	December 22, 2011

of the Board of Directors
December 22, 2011

/s/ Leonard Hagan
Leonard Hagan
Director
December 22, 2011

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

10.22	Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011

14	Code of Ethics

31	President’s Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

101
Financial statements from the Annual Report on Form 10-K of 4net Software, Inc. for the year ended September 30, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements

4NET SOFTWARE, INC.
Index to Financial Statements

Report of Independent Registered Public
Accounting Firm Year Ended September 30, 2011	F-2

Balance Sheet
September 30, 2011 and 2010	F-3

Statements of Operations
Years Ended September 30, 2011 and 2010	F-4

Statements of Stockholders' Equity
Years Ended September 30, 2011 and 2010	F-5

Statements of Cash Flows
Years Ended September 30, 2011 and 2010	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 4Net Software, Inc.

We have audited the accompanying balance sheets of 4Net Software, Inc. (the "Company") as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. 4Net Software Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada
December 22, 2011

4NET SOFTWARE, INC.
BALANCE SHEET

	September 30,	September 30,
	2011	2010

ASSETS

CURRENT ASSETS

Cash	$7,180	$7,995

TOTAL ASSETS	$7,180	$7,995

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,154	$13,405
Related party note and interest payable	66,541	39,539

TOTAL CURRENT LIABILITIES	79,695	52,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares;
Issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares;
Issued and outstanding - 9,261,017 shares on September 30, 2011 and September 30, 2010	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,270,863)	(3,243,297)
TOTAL STOCKHOLDERS' (DEFICIT)	(72,515)	(44,949)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,180	$7,995

The accompanying notes are an integral part of these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative expenses	32,565	30,534

TOTAL OPERATING EXPENSES	32,565	30,534

LOSS FROM OPERATIONS	(32,565)	(30,534)

Interest expense	(5,001)	(3,148)
Other income	10,000	15,000

OTHER INCOME/(EXPENSE)	4,999	11,852

NET LOSS	$(27,566)	$(18,682)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Diluted	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Diluted	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Capital in
	Common	Stock	Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance, September 30, 2009	9,261,017	$93	$3,198,255	$(3,224,615)	$(26,267)

Net loss	—	—	—	$(18,682)	$(18,682)

Balance, September 30, 2010	9,261,017	$93	$3,198,255	$(3,243,297)	$(44,949)

Net loss	—	—	—	$(27,566)	$(27,566)

Balance, September 30, 2011	9,261,017	$93	$3,198,255	$(3,270,863)	$(72,515)

The accompanying notes are an integral part of these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,566)	$(18,682)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

Increase (Decrease) in accounts payable and accrued expenses	4,751	3,553

Net cash used in operating activities	(22,815)	(15,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	22,000	23,000

Net cash provided by financing activities	22,000	23,000

NET (DECREASE)INCREASE IN CASH	(815)	7,871

CASH - BEGINNING OF YEAR	7,995	124

CASH - END OF YEAR	$7,180	$7,995

The accompanying notes are an integral part of these financial statements.

4NET SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2011, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic (loss) earnings per share ("EPS") is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2011 and 2010. As the Company does not have any such dilutive shares, diluted EPS is the same as basic EPS.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2011 and 2010.

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a deficit of approximately $3.3 million through September 30, 2011. As of September 30, 2011 the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

NOTE 3 -	STOCK OPTION PLAN

The Company has a Stock Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of the Company may be granted options to purchase shares of the Company's common stock at a price to be determined by the Board of Directors, or a committee to be formed by the Board of Directors, which cannot be less than sixty-five percent of the common stock fair value at the date of grant. In addition, the Stock Incentive Plan also authorizes the Company to issue restrictive stock awards and stock bonuses. The Stock Incentive Plan authorizes the issuance of up to 1,100,000 shares of the Company's common stock. There were no options outstanding at September 30, 2011.

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

During the years ended September 30, 2011 and 2010, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

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

At September 30, 2011, the Company had net operating loss carryforwards of approximately $1,146,000 that may be offset against future taxable income, if any, ratably through 2031. These carry-forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the approximate $458,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

There is no current or deferred tax expense for the years ended September 30, 2011 and 2010. The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.

NOTE 6 -	RELATED PARTY NOTE PAYABLE

Since February 3, 2009, Steven N. Bronson, the Company's Principal Executive Officer has loaned the Company money to fund working capital needs to pay operating expenses. The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2011, the aggregate principal loan balance amounted to $58,696 and such loans have accrued interest of $7,845 through September 30, 2011.

NOTE 7 -	SUBSEQUENT EVENT

On October 21, 2011, Mr. Bronson loaned the Company an additional $10,000 that is repayable upon demand and such sum shall accrue interest at the rate of 10% per annum.