Form 10-Q
period 2011-12-31
4NET SOFTWARE INC
filed 2012-02-13
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _____________ to _____________

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

☒ Yes ☐ No

As of February 6, 2012, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4NET SOFTWARE, INC.

BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,832	$7,180
TOTAL ASSETS	$1,832	$7,180

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,056	$13,154
Related party note and interest payable	78,215	66,541

TOTAL CURRENT LIABILITIES	$82,271	$79,695

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding – none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on December 31, 2011 and on September 30, 2011	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,278,787)	(3,270,863)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(80,439)	(72,515)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,832	$7,180

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
REVENUES	$—	$—

OPERATING EXPENSES
General and Administrative	6,250	6,785
TOTAL OPERATING EXPENSES	(6,250)	(6,785)

LOSS FROM OPERATIONS	(6,250)	(6,785)

Interest expense	(1,674)	(967)

OTHER INCOME/(EXPENSE)	(1,674)	(967)

NET LOSS	$(7,924)	$(7,752)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017

NET LOSS PER COMMON SHARE
- Basic and Dilutive	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,924)	$(7,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and Accrued expenses	(7,424)	(6,433)
Net Cash Used in Operating Activities	(15,348)	(14,185)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	10,000	7,000

Net Cash Provided by Financing Activities	10,000	7,000

Net Decrease in Cash	(5,348)	(7,185)

CASH - BEGINNING OF PERIOD	7,180	7,995

CASH - END OF PERIOD	$1,832	$810

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the operating results for the entire year.

The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2011.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2011, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.28 million through December 31, 2011. As of December 31, 2011, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of December 31, 2011 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2011, the aggregate principal loan balance amounted to $68,697 and such loans have accrued interest of $9,518 through December 31, 2011.

Note 5 - RELATED PARTY TRANSACTION

The Company occupies a portion of the premises occupied by BKF Capital Group, Inc. at 225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432 on a month to month basis for a fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's president, is the president of BKF Capital Group, Inc.

Note 6 – SUBSEQUENT EVENT

On January 23, 2012, Mr. Bronson loaned the Company an additional $7,000 that is repayable upon demand and such sum shall accrue interest at the rate of 10% per annum.

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

The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2011 which is incorporated herein by reference.

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

Results of Operations

For the three month periods ended December 31, 2011 and 2010, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2011 and 2010 were $6,250 and $6,785, respectively. Other expenses consist of interest expense for the periods presented.

Liquidity and Capital Resources

During the three months ended December 31, 2011, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of December 31, 2011, the Company had cash on hand of $1,832. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended December 31, 2011, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2011, the aggregate principal loan balance amounted to $68,697 and such loans have accrued interest of $9,518 through December 31, 2011. The Loans are evidenced by a Third Amended and Restated Consolidated Loan Agreement, dated February 8, 2012, which is attached hereto as Exhibit 10.23.

Subsequent Event

On January 23, 2012, Mr. Bronson loaned the Company an additional $7,000 that is repayable upon demand and such sum shall accrue interest at the rate of 10% per annum.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document
2.1	Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000)

3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

3.4	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

3.5	Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

3.6	Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.3	Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.4	Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.5	Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.6	Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.7	Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.8	Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.9	Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.10	Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.11	Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

10.12	Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002)

10.13	First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.14	Assignment Agreement, dated as of September 18, 2002, between 4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002)

10.15	Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I

10.17	Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda

10.18	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009

10.19	Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009

10.20	Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010

10.21	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August 4, 2011

10.22	Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011

10.23*	Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012

14	Code of Ethics

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2012
4net Software, Inc.

	By:	/s/ Steven N. Bronson
Steven N. Bronson, President
Principle Executive Officer
as Registrant's duly authorized officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document
10.23	Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012

31	President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.