Form 10-Q
period 2013-03-31
4NET SOFTWARE INC
filed 2013-05-09
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

      For the transition period from ________ to _________

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

☒ Yes ☐ No

As of May 9, 2013, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.

BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$6,809	$4,457

TOTAL ASSETS	$6,809	$4,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,106	$13,956
Related party note and interest payable	131,622	106,503

TOTAL CURRENT LIABILITIES	$134,728	$120,459

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on March 31, 2013 and on September 30, 2012	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,326,267)	(3,314,350)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(127,919)	(116,002)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$6,809	$4,457

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	4,100	6,975	6,800	13,225
TOTAL OPERATING EXPENSES	(4,100)	(6,975)	(6,800)	13,225

LOSS FROM OPERATIONS	(4,100)	(6,975)	(6,800)	(13,225)

Interest expense	(2,678)	(1,843)	(5,117)	(3,517)

OTHER INCOME/(EXPENSE)	(2,678)	(1,843)	(5,117)	(3,517)

NET LOSS	$(6,778)	$(8,818)	$(11,917)	$(16,742)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,917)	$(16,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and
Accrued expenses	(5,731)	(5,681)

Net Cash Used in Operating Activities	(17,648)	(22,423)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	20,000	17,000

Net Cash Provided by Financing Activities	20,000	17,000

Net Increase (Decrease) in Cash	2,352	(5,423)

CASH - BEGINNING OF PERIOD	4,457	7,180

CASH - END OF PERIOD	$6,809	$1,757

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1	- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month period ended March 31, 2013 are not necessarily indicative of the operating results for the entire year.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2013, the Company had no cash equivalents.

NOTE 2	- GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.3 million through March 31, 2013. As of March 31, 2013, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3	- CONTROL

As of March 31, 2013 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4	- DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2013, the aggregate principal loan balance amounted to $110,696 and such loans have accrued interest of $20,926 through March 31, 2013.

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

Results of Operations

For the three month periods ended March 31, 2013 and 2012, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2013 and 2012 were $4,100 and $6,975, respectively. Other expenses consist of interest expense for the periods presented.

For the six month periods ended March 31, 2013 and 2012, the Company had no revenue. Operating expenses for the six month periods ended March 31, 2013 and 2012 were $6,800 and $13,225, respectively. Other expenses consist of interest expense for the periods presented.

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2013, the Company had cash on hand of $6,809. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

During the quarter ended March 31, 2013, the Company was not a party to any material legal proceedings.

Item 5.	Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2013, the aggregate principal loan balance amounted to $110,696 and such loans have accrued interest of $20,926 through March 31, 2013. The Loans are evidenced by a Third Amended and Restated Consolidated Loan Agreement, dated December 19, 2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24.

Item 6.	Exhibits.

a.	Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000).

3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

3.4	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

3.5	Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.6	Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.3	Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.4	Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.5	Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.6	Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7	Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.8	Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.9	Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.10	Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.11	Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001).

10.12	Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002).

10.13	First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, dated September 27, 2002).

10.14	Assignment Agreement, dated as of September 18, 2002, between 4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002).

10.15	Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc.

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I.

10.17	Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda.

10.18	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009.

10.19	Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009.

10.20	Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010.

10.21	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August 4, 2011.

10.22	Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011.

10.23	Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012.

10.24	Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012.

14	Code of Ethics.

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document

101.SCH*#	XBRL Taxonomy Extension Schema

101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*#	XBRL Taxonomy Extension Definition Linkbase

101.LAB*#	XBRL Taxonomy Extension Label Linkbase

101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2013	4net Software, Inc.

	By:	/s/ Steven N. Bronson
Steven N. Bronson, President
Principle Executive Officer
as Registrant's duly authorized officer

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31*	President's Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document

101.SCH*#	XBRL Taxonomy Extension Schema

101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*#	XBRL Taxonomy Extension Definition Linkbase

101.LAB*#	XBRL Taxonomy Extension Label Linkbase

101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.