Form 10-K
period 2013-09-30
4NET SOFTWARE INC
filed 2014-01-10
CIK 812149

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2013 was $185,040. For this computation, the   registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of December 18, 2013, there were 9,261,017 shares of the registrant’ s common stock, par value $.00001 per share, outstanding.

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

Employees

As of December 12, 2013, the Company had 1 employee, Steven N. Bronson, who serves as the Company's President. Effective October 1, 2002, Mr. Bronson agreed to waive payment of his salary. The Company does not have any employees that are represented by a union or other collective bargaining group.

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

The Company Has Limited Resources

The Company has limited resources. For the fiscal years ended September 30, 2013 and 2012 the Company has had no revenues from operations. For the fiscal years ended September 30, 2013 and 2012, the Company has had net losses of $38,395 and $43,487, respectively. Other than nominal interest income the Company will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current revenues of the Company will not be sufficient to fund further acquisitions. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate any future acquisitions. There can be no assurance that the Company will have sufficient financial resources to permit the Company to achieve its business objectives.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of December 18, 2013, Mr. Bronson beneficially owned 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of December 18, 2013, the Company had 9,261,017 shares of common stock issued and outstanding and 90,738,983 authorized but un-issued shares of common stock available for issuance. Additionally, The Company has authorized for issuance 5,000,000 shares of preferred stock, none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following an Acquisition. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an Acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

		Bid Price
Fiscal Years		Low	High
2013:	1st Quarter, through December 31, 2012	$.04	$.05
	2nd Quarter, through March 31, 2013	$.05	$.05
	3rd Quarter, through June 30, 2013	$.03	$.05
	4th Quarter, through September 30, 2013	$.05	$.12

2012:	1st Quarter, through December 31, 2011	$.10	$.18
	2nd Quarter, through March 31, 2012	$.10	$.10
	3rd Quarter, through June 30, 2012	$.10	$.12
	4th Quarter, through September 30, 2012	$.04	$.11

On December 18, 2013, the reported closing price for the Company's common stock was $.04, there was no bid and ask quoted.

Holders

As of December 18, 2013, the Company's common stock was held by approximately 126 record holders.

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

Results of Operations

During the year ended September 30, 2013 ("Fiscal 2013"), the Company incurred operating expenses of $27,648 compared to operating expenses of $35,525 for the year ended September 30, 2012 ("Fiscal 2012"), a decrease of $7,877.

For Fiscal 2013, the Company incurred a net loss of $38,395 compared to a net loss of $43,487 for Fiscal 2012, a decrease of $5,092.

Liquidity and Capital Resources

During Fiscal 2013, the Company satisfied its working capital needs from cash on hand and proceeds from additional loans. As of September 30, 2013, the Company had cash on hand of $163. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. Steven N. Bronson, the Company's Chairman and President has loaned the Company money to enable the Company to pay its expenses. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of September 30, 2013.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2013, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2013. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Steven N. Bronson	48	Chairman, Chief Executive Officer and President
Leonard Hagan	61	Director
Alan Rosenberg	44	Director

  Steven N. Bronson has served as a director of the Company since June 1996. From September 1998 to August 11, 2000, Mr. Bronson was the sole officer of the Company. From September 1998 to March 17, 2000, Mr. Bronson was also the sole director of the Company. In September 1996, Mr. Bronson became the Chief Executive Officer and President of the Company. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held investment banking firm. In addition, Mr. Bronson is an officer and director of the following publicly traded companies: Qualstar Corporation, Interlink Electronics, Inc., Ridgefield   Acquisition Corp., and BKF Capital Group, Inc.

  Leonard Hagan has served as a director of the Company since March 17, 2000. Mr. Hagan is a certified public accountant and for the past sixteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974, and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp., O’Bien & Shepard, Inc. and HFG Healthco Securities LLC. Mr. Hagan is also a director of Ridgefield   Acquisition Corp., a publicly traded corporation and a director of BKF Capital   Group, Inc., a publicly traded corporation.

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

Committees of the Board of Directors

During Fiscal 2013, the Board of Directors did not hold any meetings. The Board of Directors has a standing Audit Committee. During Fiscal 2013, all of the directors then in office attended 100% of the total number of meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures. During Fiscal 2013, the Audit Committee consisted of Messrs. Bronson and Hagan. The Audit Committee does not meet on a regular basis, but only as circumstances require. The Company has not designated any member of its Audit Committee as a Financial Expert.

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

  To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

  The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other most highly compensated executive officers (collectively, the "Named Executive Officers").

				Securities
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Options (2)	Comp.

Steven N. Bronson	2013	$0	0	0	0
CEO and President (3)	2012	$0	0	0	0
	2011	$0	0	0	0

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

Options Granted to Employees in Fiscal 2013

  No stock options were granted to employees during fiscal year ended September 30, 2013.

Aggregate Option Exercises in Fiscal 2013 and Fiscal Year End Option Values

  The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of September 30, 2013, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

	Number		Number of Securities	Value of Unexercised
	Of Shares		Underlying Unexercised	In-the-Money Options
Name/	Acquired	Value	Options at Fiscal Year End	at Fiscal Year End
Position	On Exercise	Realized	Exercised/Unexercised	Exercised/Unexercised

Steven N. Bronson Chairman, CEO
and President	0	0	0	$0

Compensation of Directors

  In the fiscal year ended September 30, 2013, the Company paid no compensation to the directors of the Company for their services as directors of 4net Software.

Employment Contracts

  At present, the Company has no employment agreement with its President Steven N. Bronson.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth as of December 18, 2013, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known to the Company to own 5% or more of the common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 4net Software, Inc., 225 NE Mizner Boulevard, Suite 400. Boca Raton, Florida 33432.

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

Loan From Stockholder

Since February 3, 2009, Steven N. Bronson, the Company's Principal Executive Officer has loaned the Company money to fund working capital needs   to pay operating expenses. The Loans are repayable upon demand and accrue   interest at the rate of 10% per annum. As of September 30, 2013, the aggregate   principal loan balance amounted to $115,696 and such loans have accrued interest   of $26,558 through September 30, 2013.

Subsequent Event

On October 10, 2013, Mr. Bronson loaned the Company an additional $10,000 that is repayable upon demand and such sum shall accrue interest at the rate of 10% per annum.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by principal accountants for the audit of our annual financial statements and review of our quarterly financial statements was $14,500 for fiscal year 2013 and 2012.

Audit-Related Fees.

None.

Tax Fees.

The aggregate fees billed to the Company for professional services rendered by accountants for tax related services is zero for fiscal year 2013 and fiscal year 2012.

All Other Fees.

None.

The audit committee approved the engagement of Excelsis Accounting Group in the preparation of the Company's tax returns for fiscal year 2013.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The following financial statements of 4net Software, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public
Accounting Firm Year Ended September 30, 2013	F-2
Balance Sheet
September 30, 2013 and 2012	F-3
Statements of Operations
Years Ended September 30, 2013 and 2012	F-4
Statements of Stockholders' Equity
Years Ended September 30, 2013 and 2012	F-5
Statements of Cash Flows
Years Ended September 30, 2013 and 2012	F-6
Notes to Financial Statements	F-7 - F-9

(3) Exhibits

  The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit Number	Description of Document

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

21

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

22

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

10.23@
Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, dated February 13, 2012.

10.24@
Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012.

14	Code of Ethics

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

101.INS #	XBRL Instance Document

101.SCH #	XBRL Taxonomy Extension Schema Document

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#
The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

@	Represents a management contract

23

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

/s/Steven N. Bronson
Steven N. Bronson
Chief Executive Officer,
Principal Executive Officer,
Principal Financial Officer and
Chairman of the Board of Directors
January 9, 2014

/s/ Leonard Hagan	/s/ Alan Rosenberg
Leonard Hagan	Alan Rosenberg
Director	Director
January 9, 2014	January 9, 2014

24

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit Number	Description of Document

31	President’s Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

101.INS #	XBRL Instance Document

101.SCH #	XBRL Taxonomy Extension Schema Document

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

#
The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

4NET SOFTWARE, INC.
Index to Financial Statements

Report of Independent Registered Public
Accounting Firm Year Ended September 30, 2013	F-2

Balance Sheet
September 30, 2013 and 2012	F-3

Statements of Operations
Years Ended September 30, 2013 and 2012	F-4

Statements of Stockholders' Equity
Years Ended September 30, 2013 and 2012	F-5

Statements of Cash Flows
Years Ended September 30, 2013 and 2012	F-6

Notes to Financial Statements	F-7 - F-9

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 4Net Software, Inc.

We have audited the accompanying balance sheets of 4Net Software, Inc. (the "Company") as of September 30, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. 4Net Software Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Net Software, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Excelsis Accounting Group

Excelsis Accounting Group
Reno, Nevada
January 9, 2014

F-2

4NET SOFTWARE, INC.
BALANCE SHEET

	September 30,	September 30,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$163	$4,457

TOTAL ASSETS	$163	$4,457

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,306	$13,956
Related party note and interest payable	142,254	106,503

TOTAL CURRENT LIABILITIES	154,560	120,459

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares;
Issued and outstanding – none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares;
Issued and outstanding - 9,261,017 shares on September 30, 2013 and September 30, 2012	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,352,745)	(3,314,350)

TOTAL STOCKHOLDERS' (DEFICIT)	(154,397)	(116,002)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$163	$4,457

The accompanying notes are an integral part of these financial statements.

F-3

4NET SOFTWARE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative expenses	27,648	35,525

TOTAL OPERATING EXPENSES	27,648	35,525

LOSS FROM OPERATIONS	(27,648)	(35,525)

Interest expense	(10,747)	(7,962)

OTHER INCOME/(EXPENSE)	(10,747)	(7,692)

NET LOSS	$(38,395)	$(43,487)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING Basic and Diluted	9,261,017	9,261,017

NET LOSS PER COMMON SHARE – Basic and Diluted	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

F-4

4NET SOFTWARE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

			Capital in
	Common	Stock	Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance, September 30, 2011	9,261,017	$93	$3,198,255	$(3,270,863)	$(72,515)

Net loss	—	—	—	$(43,487)	$(43,487)

Balance, September 30, 2012	9,261,017	$93	$3,198,255	$(3,314,350)	$(116,002)

Net loss	—	—	—	$(38,395)	$(38,395)

Balance, September 30, 2013	9,261,017	$93	$3,198,255	$(3,352,745)	$(154,397)

The accompanying notes are an integral part of these financial statements.

F-5

4NET SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(38,395)	$(43,487)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

Increase in accounts payable and accrued expenses	9,101	8,764

Net cash used in operating activities	(29,294)	(34,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	25,000	32,000

Net cash provided by financing activities	25,000	32,000

NET DECREASE IN CASH	(4,294)	(2,723)

CASH - BEGINNING OF YEAR	4,457	7,180

CASH - END OF YEAR	$163	$4,457

The accompanying notes are an integral part of these financial statements.

F-6

4NET SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

4net Software, Inc., was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2013, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic (loss) earnings per share ("EPS") is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, stock purchase agreements, stock subscriptions not fully paid, warrants and other convertible securities which are anti-dilutive for 2013 and 2012. As the Company does not have any such dilutive shares, diluted EPS is the same as basic EPS.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash balances in excess of federally insured amounts. The Company has no cash equivalents at September 30, 2013 and 2012.

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

The accompanying financial statements have been prepared on the   basis of accounting principles applicable to a going concern which   contemplates the realization of assets and extinguishment of   liabilities in the normal course of business. As shown in the   accompanying financial statements, the Company has accumulated a   deficit of approximately $3.4 million through September 30, 2013.   As of September 30, 2013 the Company has no principal operations   or significant revenue producing activities, which raises   substantial doubt about its ability to continue as a going   concern. The Company's financial statements do not include any   adjustments related to the carrying value of assets or the amount   and classification of liabilities that might be necessary should   the Company be unable to continue as a going concern. The   Company's ability to establish itself as a going concern is   dependent on its ability to merge with another entity. The outcome   of this matter cannot be determined at this time.

NOTE 3 -	STOCK OPTION PLAN

The Company has a Stock Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of the Company may be granted options to purchase shares of the Company's common stock at a price to be determined by the Board of Directors, or a committee to be formed by the Board of Directors, which cannot be less than sixty-five percent of the common stock fair value at the date of grant. In addition, the Stock Incentive Plan also authorizes the Company to issue restrictive stock awards and stock bonuses. The Stock Incentive Plan authorizes the issuance of up to 1,100,000 shares of the Company's common stock. There were no options outstanding at September 30, 2013.

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

During the years ended September 30, 2013 and 2012, the Company did not pay any salary to its President, because in September 2002, the Company entered into an agreement with the President, whereby the President agreed to waive his salary effective October 1, 2002.

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

At September 30, 2013, the Company had net operating loss carryforwards of approximately $1,197,000 that may be offset against future taxable income, if any, ratably through 2033. These carry-forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the approximate $479,000 tax benefit of the operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

There is no current or deferred tax expense for the years ended September 30, 2013 and 2012. The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company is subject to examination by the tax authorities for the period January 1, 2010 and forward.

NOTE 6 -	RELATED PARTY NOTE PAYABLE

Since February 3, 2009, Steven N. Bronson, the Company's Principal Executive Officer has loaned the Company money to fund working capital needs to pay operating expenses. The Loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of September 30, 2013, the aggregate principal loan balance amounted to $115,696 and such loans have accrued interest of $26,558 through September 30, 2013.

NOTE 7 -	SUBSEQUENT EVENT

On October 10, 2013, Mr. Bronson loaned the Company an additional $10,000 that is repayable upon demand and such sum shall accrue interest at the rate of 10% per annum.

F-9