Form 10-Q
period 2013-12-31
4NET SOFTWARE INC
filed 2014-02-13
CIK 812149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from_________ to _________

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
☒   Yes   ☐   No

As of February 11, 2014, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

4NET SOFTWARE, INC.
BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,763	$163
TOTAL ASSETS	$1,763	$163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,605	$12,306
Related party note and interest payable	157,411	142,254

TOTAL CURRENT LIABILITIES	$162,016	$154,560

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on December 31, 2013 and on September 30, 2013	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,358,601)	(3,352,745)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(160,253)	(154,397)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,763	$163

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012

REVENUES	$—	$—

OPERATING EXPENSES
General and Administrative	2,800	2,700
TOTAL OPERATING EXPENSES	(2,800)	(2,700)

LOSS FROM OPERATIONS	(2,800)	(2,700)

Interest expense	(3,156)	(2,439)

NET LOSS	$(5,956)	$(5,139)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,956)	$(5,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and Accrued expenses	(4,444)	(5,161)

Net Cash Used in Operating Activities	(10,500)	(10,300)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	12,000	10,000

Net Cash Provided by Financing Activities	12,000	10,000

Net Increase/(Decrease) in Cash	1,500	(300)

CASH - BEGINNING OF PERIOD	163	4,457

CASH - END OF PERIOD	$1,763	$4,157

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended December 30, 2013 are not necessarily indicative of the operating results for the entire year.

The condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2013.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2013, the Company had no cash equivalents.

NOTE 2  -  GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.4 million through December 31, 2013. As of December 31, 2013, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3  -  CONTROL

As of December 31, 2013 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4  -  DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2013, the aggregate principal loan balance amounted to $127,696 and such loans have accrued interest of $29,715 through December 31, 2013.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements Disclosure

This report on Form 10-Q contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

The following discussion and analysis provides information which management of 4net Software, Inc. (the "Company" or "4net Software") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2013 which is incorporated herein by reference.

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

Results of Operations

For the three month periods ended December 31, 2013 and 2012, the Company had no revenue. Operating expenses for the three month periods ended December 31, 2013 and 2012 were $2,800 and $2,700, respectively. Interest expense increased by $717, due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the three months ended December 31, 2013, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of December 31, 2013, the Company had cash on hand of $1,763. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended December 31, 2013, the Company was not a party to any material legal proceedings.

Item 5.  Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of December 31, 2013, the aggregate principal loan balance amounted to $127,696 and such loans have accrued interest of $29,714 through December 31, 2013. The Loans are evidenced by a Third Amended and Restated Consolidated Loan Agreement, dated December 19, 2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24.

Item	6.	Exhibits.

	a.	Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement by and between Michael Park, Andrew Patros and Robert Park and MedTech Diagnostics, Inc. dated April 24, 2000. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 3, 2000).

3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

3.4	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

3.5	Certificate of Merger between the Company and its wholly owned subsidiary 4net Software, Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.6	Amended Certificate of Designation of the Series A Convertible Preferred Stock of 4net Software, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.3	Employment Agreement dated as of August 1, 2000 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.4	Employment Agreement dated as of August 1, 2000 by and between the Company and Robert Park. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.5	Sublease dated as of February 1, 2001 by and between the Company and Catalyst Operations, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.6	Management Consulting Agreement, dated as of February 1, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7	Mergers and Acquisitions Advisory Agreement, dated as of March 27, 2001 by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.8	Placement Agent Agreement, dated as of April 30, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.9	Placement Agent Agreement, dated as of July 2, 2001, by and between the Company and Catalyst Financial LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.10	Employment Agreement, dated as of July 1, 2001 by and between the Company and Steven N. Bronson. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.11	Separation Agreement, dated as of September 21, 2001 by and between the Company and Michael Park. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001).

10.12	Letter of Intent, dated December 19, 2002 by and between the Company and NWT, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002).

10.13	First Amendment to Sublease between Catalyst Operation, Inc. and 4networld.com, Inc. n/k/a 4net Software, Inc. made as of August 30, 2002. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, dated September 27, 2002).

10.14	Assignment Agreement, dated as of September 18, 2002, between 4net Software, Inc. and New England Computer Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated September 27, 2002).

10.15	Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB, dated February 17, 2004.

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, dated September 30, 2005.

10.17	Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB, dated August 15, 2008.

10.18	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, dated May 14, 2009.

10.19	Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated December 30, 2009.

10.20	Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, dated February 16, 2010.

10.21	Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August 4, 2011. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, dated August 5, 2011.

10.22	Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, dated December 23, 2011.

10.23	Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, dated February 13, 2012.

10.24	Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012.

14	Code of Ethics.

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: February 13, 2014
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

