Form 10-Q
period 2014-03-31
4NET SOFTWARE INC
filed 2014-05-13
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ______________

Commission File No. — 33-131110-NY

4net Software, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-1895668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3990-B Heritage Oak Court, Simi Valley, California 93063
(Address of Principal Executive Office) (Zip Code)

(805) 416-7101
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

☒ Yes ☐ No

As of May 12, 2014, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.

BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,803	$163
TOTAL ASSETS	$2,803	$163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,206	$12,306
Related party note and interest payable	170,652	142,254

TOTAL CURRENT LIABILITIES	$173,858	$154,560

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on March 31, 2014 and on September 30, 2013	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,369,403)	(3,352,745)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(171,055)	(154,397)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,803	$163

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	6,060	4,100	10,260	6,800
TOTAL OPERATING EXPENSES	(6,060)	(4,100)	(10,260)	(6,800)

LOSS FROM OPERATIONS	(6,060)	(4,100)	(10,260)	(6,800)

Interest expense	(3,242)	(2,678)	(6,398)	(5,117)

OTHER INCOME/(EXPENSE)	(3,242)	(2,678)	(6,398)	(5,117)

NET LOSS	$(9,302)	(6,778)	$(16,658)	(11,917)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,658)	$(11,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and
Accrued expenses	(2,702)	(5,731)

Net Cash Used in Operating Activities	(19,360)	(17,648)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	22,000	20,000

Net Cash Provided by Financing Activities	22,000	20,000

Net Increase/(Decrease) in Cash	2,640	2,352

CASH - BEGINNING OF PERIOD	163	4,457

CASH - END OF PERIOD	$2,803	$6,809

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months and six months ended March 31, 2014 are not necessarily indicative of the operating results for the entire year.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2014, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.4 million through March 31, 2014. As of March 31, 2014, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of March 31, 2014, Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2014, the aggregate principal loan balance amounted to $137,696 and such loans have accrued interest of $32,956 through March 31, 2014.

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

Results of Operations

For the three month periods ended March 31, 2014 and 2013, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2014 and 2013 were $6,060 and $4,100, respectively. Interest expense increased by $564, due to the increase in the outstanding loan balance.

For the six month periods ended March 31, 2014 and 2013, the Company had no revenue. Operating expenses for the six month periods ended March 31, 2014 and 2013 were $10,260 and $6,800, respectively. Interest expense increased by $1,281, due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2014, the Company had cash on hand of $2,803. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended March 31, 2014, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2014, the aggregate principal loan balance amounted to $137,696 and such loans have accrued interest of $32,956 through March 31, 2014. The Loans are evidenced by a Third Amended and Restated Consolidated Loan Agreement, dated December 19, 2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24.

Subsequent Event

Effective May 1, 2014, the Company relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063. The registrant's new telephone number is (805) 416-7101. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $100 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

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

Dated: May 13, 2014

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

_____________________

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

