Form 10-Q
period 2014-06-30
4NET SOFTWARE INC
filed 2014-08-13
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from to ____________ to ____________

Commission File No. -- 33-131110-NY

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

☒ Yes ☐ No

As of August 7, 2014, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.

BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$489	$163
TOTAL ASSETS	$489	$163
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,206	$12,306
Related party note and interest payable	174,085	$142,254

TOTAL CURRENT LIABILITIES	$177, 291	$154,560

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	--	--
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on June 30, 2014 and on September 30, 2013	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,375,150)	(3,352,745)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(176,802)	(154,397)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$489	$163

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	2,315	4,939	12,575	11,739
TOTAL OPERATING EXPENSES	(2,315)	(4,939)	(12,575)	(11,739)

LOSS FROM OPERATIONS	(2,315)	(4,939)	(12, 575)	(11,739)

Interest expense	(3,433)	(2,789)	(9,830)	(7,906)

OTHER INCOME/(EXPENSE)	(3,433)	(2,789)	(9,830)	(7,906)

NET LOSS	$(5,748)	(7,728)	$(22,405)	(19,645)

WEIGHTED AVERAGE NUMBER OF SHARES UTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,405)	$(19,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and
Accrued expenses	731	(2,840)

Net Cash Used in Operating Activities	(21,674)	(22,485)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	22,000	20,000

Net Cash Provided by Financing Activities	22,000	20,000

Net Increase/(Decrease) in Cash	326	(2,485)

CASH - BEGINNING OF PERIOD	163	4,457

CASH - END OF PERIOD	$489	$1,972

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months and nine months ended June 30, 2014 are not necessarily indicative of the operating results for the entire year.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2014, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.4 million through June 30, 2014. As of June 30, 2014, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of June 30, 2014, Steven N. Bronson, the Company’s president and principal executive officer beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, Mr. Bronson, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2014, the aggregate principal loan balance amounted to $137,697 and such loans have accrued interest of $36,388 through June 30, 2014.

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

Results of Operations

For the three month periods ended June 30, 2014 and 2013, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2014 and 2013 were $2,315 and $4,939, respectively. Interest expense increased by $644, due to the increase in the outstanding loan balance.

For the nine month periods ended June 30, 2014 and 2013, the Company had no revenue. Operating expenses for the nine month periods ended June 30, 2014 and 2013 were $12,575 and $11,739, respectively. Interest expense increased by $1,924, due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the three and nine months ended June 30, 2014, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of June 30, 2014, the Company had cash on hand of $489. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2014, the Company was not a party to any material legal proceedings.

Item 5. Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2014, the aggregate principal loan balance amounted to $137,697 and such loans have accrued interest of $36,388 through June 30, 2014. The Loans are evidenced by a Fourth Amended and Restated Consolidated Loan Agreement, dated December 19, 2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24.

Subsequent Event.

On July 28, 2014, Mr. Bronson loaned the Company an additional $5,000.00, Based on the same terms as the Fourth Amended and Restated Consolidated Loan Agreement.

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

Dated: August 13, 2014

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

