Form 10-Q
period 2015-03-31
4NET SOFTWARE INC
filed 2015-05-12
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ____________

Commission File No. — 33-131110-NY

4net Software, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-1895668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361
(Address of Principal Executive Office) (Zip Code)

(805) 416-7054
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

☒ Yes ☐ No

As of May 7, 2015, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.

BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$590	$1,489
TOTAL ASSETS	$590	1,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,207	$12,706
Related party note and interest payable	$212,863	$185,668

TOTAL CURRENT LIABILITIES	$216,070	$198,374

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on March 31, 2015 and on September 30, 2014	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,413,828)	(3,395,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(215,480)	(196,885)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$590	$1,489

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	6,950	6,060	10,900	10,260
TOTAL OPERATING EXPENSES	(6,950)	(6,060)	(10,900)	(10,260)

LOSS FROM OPERATIONS	(6,950)	(6,060)	(10,900)	(10,260)

Interest expense	(3,963)	(3,242)	(7,695)	(6,398)

OTHER INCOME/(EXPENSE)	(3,963)	(3,242)	(7,695)	(6,398)

NET LOSS	$(10,913)	(9,302)	$(18,595)	(16,658)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,595)	$(16,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and
Accrued expenses	(1,804)	(2,702)
Net Cash Used in Operating Activities	(20,399)	(19,360)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	19,500	22,000

Net Cash Provided by Financing Activities	19,500	22,000

Net Increase/(Decrease) in Cash	(899)	2,640

CASH - BEGINNING OF PERIOD	1,489	163

CASH - END OF PERIOD	$590	$2,803

See accompanying notes to these financial statements.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months and six months ended March 31, 2015 are not necessarily indicative of the operating results for the entire year.

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

CASH EQUIVALENTS - For purposes of reporting cash flows, management considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2015, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.4 million through March 31, 2015. As of March 31, 2015, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of March 31, 2015 Mr. Bronson beneficially owns 5,560,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2015, the aggregate principal loan balance amounted to $165,196 and such loans have accrued interest of $47,667 through March 31, 2015.

Effective March 1, 2015, the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The Company 's new telephone number is (805) 416-7054. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company 's Chairman, CEO and controlling shareholder, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Prior to March 1, 2015, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., on a month to month basis for a fee of $100 per month. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc. During the years ended December 31, 2014 and 2013, the Company paid $1,200 per year to BKF Capital Group, Inc. for office space.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements Disclosure

This report on Form 10-Q contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate", "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

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

Results of Operations

For the three month periods ended March 31, 2015 and 2014, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2015 and 2014 were $6,950 and $6,060, respectively. Interest expense increased by $721. due to the increase in the outstanding loan balance.

For the six month periods ended March 31, 2014 and 2015, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2015 and 2014 were $10,900 and $10,260, respectively. Interest expense increased by $1,296. due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2015, the Company had cash on hand of $590. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

During the quarter ended March 31, 2015, the Company was not a party to any material legal proceedings.

Item 5.	Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. The Loans are evidenced by a Fourth Amended and Restated Consolidated Loan Agreement, dated December 19, 2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24. As of March 31, 2015, the aggregate principal loan balance amounted to $165,196 and such loans have accrued interest of $47,667 through March 31, 2015.

Effective March 1, 2015, the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361. The Company's new telephone number is (805) 416-7054. The Company occupies a portion of the offices occupied by BKF Capital Group, Inc. on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's Chairman, CEO, and majority shareholder, is also the Chairman, CEO and majority shareholder of BKF Capital Group, Inc.

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

Dated: May 12, 2015

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

