Form 10-Q
period 2015-06-30
4NET SOFTWARE INC
filed 2015-08-13
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ___________ to ___________

Commission File No.- 33-131110-NY

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

☒ Yes ☐ No

As of August 11, 2015, the issuer had 9,261,017 outstanding shares of common stock.

4net Software, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

4NET SOFTWARE, INC.

 CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,951	$1,489
TOTAL ASSETS	$3,951	1,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,206	$12,706
Related party note and interest payable	225,446	185,668

TOTAL LIABILITIES	228,652	198,374

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding – none	—	—
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on June 30, 2015 and on September 30, 2014	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,423,049)	(3,395,233)

TOTAL STOCKHOLDERS' DEFICIT	(224,701)	(196,885)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,951	$1,489

See accompanying notes to these unaudited condensed financial statements.

4NET SOFTWARE, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	5,039	2,315	15,938	12,575
TOTAL OPERATING EXPENSES	(5,039)	(2,315)	(15,938)	(12,575)

LOSS FROM OPERATIONS	(5,039)	(2,315)	(15,938)	(12,575)

Interest expense	(4,184)	(3,433)	(11,878)	(9,830)

OTHER EXPENSES	(4,184)	(3,433)	(11,878)	(9,830)

NET LOSS	$(9,223)	(5,748)	$(27,816)	(22,405)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these unaudited condensed financial statements.

4NET SOFTWARE, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED June 30, 2015 AND 2014

 (Unaudited)

	2015	2014

OPERATING ACTIVITIES
Net loss	$(27,816)	$(22,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and Accrued expenses	2,378	731
Net Cash Used in Operating Activities	(25,438)	(21,674)

FINANCING ACTIVITIES

Proceeds from related party note payable	27,900	22,000

Net Cash Provided by Financing Activities	27,900	22,000

Net Increase in Cash	2,462	326

CASH - BEGINNING OF PERIOD	1,489	163

CASH - END OF PERIOD	$3,951	$489

See accompanying notes to these unaudited condensed financial statements.

4NET SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed interim financial statements of 4net Software, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months and nine months ended June 30, 2015 are not necessarily indicative of the operating results for the entire year.

The unaudited condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended September 30, 2014.

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

CASH – The Company has cash balance of $3,951 and $1,489 as of June 30, 2015 and September 30, 2014. At June 30, 2015, the Company had no cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed interim financial statements, the Company has an accumulated deficit of approximately $3.4 million through June 30, 2015.

As of June 30, 2015, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. The Company's condensed interim financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern is dependent on its ability to merge with another entity. The outcome of this matter cannot be determined at this time.

4NET SOFTWARE, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 3 - CONTROL

As of June 30, 2015 Mr. Bronson beneficially owns 5,800,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 62.63% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

NOTE 4 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of June 30, 2015, the aggregate principal loan balance amounted to $173,596 and such loans have accrued interest of $51,850 through June 30, 2015.

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

Note 5 - New Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

In February 2015, amended GAAP guidance ASU 2015-02 was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

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

Results of Operations

For the three month periods ended June, 2015 and 2014, the Company had no revenue. Operating expenses for the three month periods ended June 30, 2015 and 2014 were $5,039 and $2,315, respectively. Interest expense increased to $4,184 from $3,433 due to the increase in the outstanding loan balance.

For the nine month periods ended June 30, 2015 and 2014, the Company had no revenue. Operating expenses for the nine month periods ended June 30, 2015 and 2014 were $15,938 and $12,575, respectively. Interest expense increased to $11,878 from $9,830 due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the three and nine months ended June 30, 2015, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's president and principal executive officer to enable the Company to pay its expenses. As of June 30, 2015, the Company had cash balance of $3,951. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended June 30, 2015, the Company was not a party to any material legal proceedings.

Item 5.  Other Information.

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money at various times to fund working capital needs to pay operating expenses. The loans ("Loans") are repayable upon demand and accrue interest at the rate of 10% per annum. The Loans are evidenced by a Fourth Amended and Restated Consolidated Loan Agreement, dated December 19,2012, which is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as Exhibit 10.24. As of June 30, 2015, the aggregate principal loan balance amounted to $173,596 and such loans have accrued interest of $51,850 through June 30, 2015.

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

11

10.15

Consulting Agreement, dated December 17, 2003 between the Company and ETN Financial Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB, dated February 17, 2004).

10.16	Stock Purchase Agreement, dated September 13, 2005, between 4net Software, Inc. and RAM Capital Management Trust I. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, dated September 30, 2005).

10.17

Stock Purchase Agreement, dated as of May 13, 2008, between 4net Software, Inc. and David Castaneda. (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB, dated August 15, 2008).

10.18	Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated May 13, 2009. (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, dated May 14, 2009).
10.19

Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 11, 2009. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated December 30, 2009).

10.20

Amended Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, dated February 16, 2010).

10.21

Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated August 4, 2011. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, dated August 5, 2011).

10.22

Second Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 20, 2011. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, dated December 23, 2011).

10.23

Third Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated February 8, 2012. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, dated February 13, 2012).

10.24

Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012).

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, dated December 29, 2004).

31*	President's Written Certification Of Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	President's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2015

4net Software, Inc.

By:	/s/ Steven N. Bronson
Steven N. Bronson, President Principle Executive Officer as Registrant's duly authorized officer

13

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

