Form 10-Q
period 2016-03-31
Regional Brands Inc.
filed 2016-05-13
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _________ to __________

Commission File No. — 33-131110-NY

Regional Brands, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-1895668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

c/o Ancora Advisors LLC 6060 Parkland Boulevard, Cleveland, Ohio 44124

(Address of Principal Executive Office) (Zip Code)

(216) 825-4000

(Registrant's telephone number including area code)

4Net Software, Inc.

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361

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

☒ Yes ☐ No

As of May 12, 2016, the issuer had 379,701,697 outstanding shares of common stock.

Regional Brands Inc.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$351	$1,495

TOTAL ASSETS	$351	1,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,206	$3,206
Related party note and interest payable	251,660	234,934

TOTAL LIABILITIES	255,866	238,140

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	--	--
Common stock $.00001 par value; authorized - 100,000,000 shares - issued and outstanding - 9,261,017 on March 31, 2016 and on September 30, 2015	93	93
Capital in excess of par value	3,198,255	3,198,255
Accumulated deficit	(3,453,863)	(3,434,993)

TOTAL STOCKHOLDERS' DEFICIT	(255,515)	(236,645)

TOTAL LIABILITIES & STOCKHOLDERS'DEFICIT	$351	$1,495

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	4,105	6,950	10,410	10,900
TOTAL OPERATING EXPENSES	(4,105)	(6,950)	(10,410)	(10,900)

LOSS FROM OPERATIONS	(4,105)	(6,950)	(10,410)	(10,900)
Other income/(expense)			666
Interest expense	(4,558)	(3,963)	(9,126)	(7,695)

OTHER INCOME/(EXPENSE)	$(4,558)	(3,963)	$(8,460)	(7,695)

NET LOSS	$(8,663)	(10,913)	$(18,870)	(18,595)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Dilutive	9,261,017	9,261,017	9,261,017	9,261,017

NET LOSS PER COMMON SHARE - Basic and Dilutive	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015

OPERATING ACTIVITIES
Net loss	$(18,870)	$(18,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable And Accrued expenses	10,126	(1,804)

Net Cash Used in Operating Activities	(8,744)	(20,399)

FINANCING ACTIVITIES

Proceeds from related party note payable	7,600	19,500

Net Cash Provided by Financing Activities	7,600	19,500

Net Decrease in Cash	(1,144)	(899)
CASH - BEGINNING OF PERIOD	1,495	1,489

CASH - END OF PERIOD	$351	$590

SUPPLEMENTAL INFORMATION FOR STATEEMENTS OF CASH FLOWS
Cash paid for taxes	$-	$-

Cash paid for interests	$-	$-

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS, INC.

(Formerly 4net Software, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY – Regional Brands Inc. (Formerly 4net Software, Inc.), was incorporated under the laws of the State of Delaware in 1986. During the year ended September 30, 2015 and the six months ended March 31, 2016, the Company focused its efforts on pursuing a strategy of growth by acquiring businesses with established revenues and earnings, which the Company believes are undervalued. The Company utilized several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services and/or products, (2) has an experienced management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability and (6) increases stockholder value.

On April 8, 2016, the Company entered into and closed a Securities Purchase Agreement (the “SPA”) among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby the Company sold to the Purchasers the aggregate amount of 370,440,680 shares of common stock, par value $0.00001, for the aggregate purchase price of $5,000,000. The transactions contemplated by the SPA resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786,442 shares of Common Stock of the Company for the aggregate purchase price of $3,250,000.00, and Ancora Catalyst Fund LP, which purchased 92,610,170 shares of Common Stock of the Company for the aggregate purchase price of $1,250,000.00. As a result of Merlin Partners LP’s and Ancora Catalyst Fund LP’s purchase of Common Stock from the Company pursuant to the SPA, Merlin Partners LP and Ancora Catalyst Fund LP collectively beneficially own 87.8% of the total issued and outstanding shares of Common Stock of the Company.

The accompanying condensed interim financial statements of Regional Brands Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all normally recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months and six months ended March 31, 2016 are not necessarily indicative of the operating results for the entire year.

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

CASH – The Company has cash balance of $351 and $1,495 as of March 31, 2016 and September 30, 2015. At March 31, 2016, the Company had no cash equivalents.

REGIONAL BRANDS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2 - CONTROL

As of March 31, 2016 Mr. Bronson beneficially owned 5,800,210 shares of the Company's common stock. Mr. Bronson's beneficial ownership represented approximately 62.65% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company. Effective April 7, 2016, the Company changed its name from 4Net Software, Inc. to Regional Brands Inc. Effective as of April 8, 2016, there was a change of control of the Company from Steven N. Bronson to Merlin Partners LP and Ancora Catalyst Fund LP, as more fully described in Note 5 below.

NOTE 3 - DUE TO RELATED PARTY

Since February 3, 2009, the Company's president and principal executive officer has loaned the Company money to fund working capital needs to pay operating expenses. The loans are repayable upon demand and accrue interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $186,196 and such loans have accrued interest of $65,464 through March 31, 2016. On April 8, 2016, the Company issued to Mr. Bronson 18,522,034 shares of the Company’s Common Stock in full satisfaction for Mr. Bronson’s loans to the Company.

Note 4 - New Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

Note 5 – Subsequent Event

On April 8, 2016, the Company entered into and closed a Securities Purchase Agreement (the “SPA”) among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby the Company sold to the Purchasers the aggregate amount of 370,440,680 shares of common stock, par value $0.00001 (the “Shares” or the “Common Stock”), for the aggregate purchase price of $5,000,000 (including the cancellation of all indebtedness that had been loaned to the Company by Steven N. Bronson to fund operating expenses). In connection with the SPA, the Company changed its name from 4Net Software, Inc. to Regional Brands Inc. The transactions contemplated by the SPA also resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786,442 shares of Common Stock of the Company for the aggregate purchase price of $3,250,000.00, and Ancora Catalyst Fund LP, which purchased 92,610,170 shares of Common Stock of the Company for the aggregate purchase price of $1,250,000.00. As a result of Merlin Partners LP’s and Ancora Catalyst Fund LP’s purchase of Common Stock from the Company pursuant to the SPA, Merlin Partners LP and Ancora Catalyst Fund LP collectively beneficially own 87.8% of the total issued and outstanding shares of Common Stock of the Company.

Effective May 12, 2016, the Company relocated its principal offices to c/o Ancora Advisors LLC, 6060 Parkland Boulevard, Cleveland, OH 44124. The Company pays no rent for the use of the offices.

Prior to May 12, 2016, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc. 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 on a month to month basis for a monthly fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company's former Chairman and CEO, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

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

The following discussion and analysis provides information which management of Regional Brands Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2015 which is incorporated herein by reference.

Regional Brands’ Business Strategy

The Company is pursuing a business strategy whereby the Company is seeking to engage in investment, acquisition, merger or other business combination transactions (each, a "Transaction") with undervalued businesses (a "Target Company") with a history of operating revenues in markets that provide opportunities for growth. The Company is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with one or more Target Companies that will enhance the Company's revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has opportunities for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

In some cases, management of the Company will have the authority to effect Transactions without submitting the proposal to the stockholders for their consideration. In some instances, however, a proposed Transaction may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders' advice and consent, or because of a requirement of applicable law to do so.

Management believes that the successful implementation of the Company's business strategy will allow the Company to increase revenues and earnings and achieve profitability. There can be no assurances, however, that the Company will successfully complete any additional acquisitions or investments or that the Company will achieve profitability.

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company had no revenue. Operating expenses for the three months ended March 31, 2016 and 2015 were $4,105 and $6,950, respectively. Interest expense increased to $4,558 from $3,963 due to the increase in the outstanding loan balance.

For the six months ended March 31, 2016 and 2015, the Company had no revenue. Operating expenses for the six months ended March 31, 2016 and 2015 were $10,410 and $10,900, respectively. Interest expense increased to $9,126 from $7,695 due to the increase in the outstanding loan balance.

Liquidity and Capital Resources

During the six months ended March 31, 2016, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company's former president and principal executive officer to enable the Company to pay its expenses. As of March 31, 2016, the Company had cash balance of $351. The Company will need additional funds in order to satisfy its financial obligations and to finance any transaction or acquisition by the Company. There can be no assurances that the Company will be able to obtain additional funds if and when needed.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer and Principal Financial Officers have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended March 31, 2016, the Company was not a party to any material legal proceedings.

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

Dated: May 13, 2016

Regional Brands Inc.

By:	/s/ BRIAN HOPKINS
Brian Hopkins, President
Principal Executive Officer
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

