Form 10-Q
period 2016-06-30
Regional Brands Inc.
filed 2016-08-15
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission File Number: 33-131110-NY

Regional Brands Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	22-1895668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Parkland Boulevard Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

(216) 825-4000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2016, the issuer had 380,032 outstanding shares of common stock.

Regional Brands Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIONAL BRANDS INC.
(Formerly 4net Software, Inc.)
CONDENSED BALANCE SHEETS

	June 30, 2016 (Unaudited)	September 30, 2015 (Audited)

ASSETS

CURRENT ASSETS
Cash	$3,781,361	$1,495
Investments	927,729	—

TOTAL ASSETS	$4,709,090	$1,495

LIABILITIES AND STOCKHOLDERS’ EQUITY/DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$—	$3,206
Related party note and interest payable	—	234,934

TOTAL LIABILITIES	$—	$238,140

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY/DEFICIT
Preferred stock, $.01 par value; authorized - 5,000,000 shares - issued and outstanding - none	—	—
Common stock, $.00001 par value; authorized - 50,000,000 shares - issued and outstanding – 379,702 on June 30, 2016 and 9,261 on September 30, 2015 **	4	1
Capital in excess of par value	8,207,402	3,198,347
Accumulated deficit	(3,493,929)	(3,434,993)
Accumulated other comprehensive loss	(4,387)	—

TOTAL STOCKHOLDERS’ EQUITY/DEFICIT	4,709,090	(236,645)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/DEFICIT	$4,709,090	$1,495

** The capital accounts of the Company have been restated to reflect the 1 for 1,000 reverse stock split which was effective in July 2016. See Note 10 for further discussion.

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS INC.
(Formerly 4net Software, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	54,180	5,039	64,590	15,938
TOTAL OPERATING EXPENSES	(54,180)	(5,039)	(64,590)	(15,938)

LOSS FROM OPERATIONS	(54,180)	(5,039)	(64,590)	(15,938)
Other income	10,766	--	11,431	--
Interest income/(expense), net	3,348	(4,184)	(5,777)	(11,878)

OTHER INCOME/(EXPENSE)	$14,114	$(4,184)	$5,654	$(11,878)

NET LOSS	$(40,066)	$(9,223)	$(58,936)	$(27,816)
OTHER COMPREHENSIVE LOSS
Unrealized loss on investments	(4,387)	--	(4,387)	--
Comprehensive loss	(44,453)	(9,223)	(63,323)	(27,816)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-Basic and Diluted **	351,206	9,261	122,827	9,261

NET LOSS PER COMMON SHARE - Basic and Diluted **	$(.11)	$(1.00)	$(.48)	$(3.00)

** The capital accounts of the Company have been restated to reflect the 1 for 1,000 reverse stock split which was effective in July 2016. See Note 10 for further discussion.

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS INC.
(Formerly 4net Software, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015
OPERATING ACTIVITIES
Net loss	$(58,936)	$(27,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	4,259	2,378
Issuance of stock options	9,058	—

Net Cash Used in Operating Activities	(45,619)	(25,438)

INVESTING ACTIVITIES
Purchase of investment securities	(932,115)	—

Net Cash Used in Investing Activities	(932,115)	—

FINANCING ACTIVITIES

Proceeds from related party note payable	7,600	27,900
Proceeds from issuance of stock	4,750,000	—

Net Cash Provided by Financing Activities	4,757,600	27,900

Net Increase in Cash	3,779,866	2,462
CASH - BEGINNING OF PERIOD	1,495	1,489

CASH - END OF PERIOD	$3,781,361	$3,951

SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Conversion of notes payable – related party to common stock	$251,660
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to these unaudited condensed financial statements.

REGIONAL BRANDS, INC.
(Formerly 4net Software, Inc.)

Notes To Unaudited Condensed Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY – Regional Brands Inc. (Formerly 4net Software, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware in 1986. The Company is pursuing a business strategy whereby the Company is seeking to engage in acquisition, merger or other business combination transactions (each, a “Transaction”) with undervalued businesses (a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. The Company is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with one or more Target Companies that will enhance the Company’s revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies, including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has opportunities for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

The accompanying condensed interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The results of operations for the three months and nine months ended June 30, 2016 are not necessarily indicative of the operating results for the entire year.

The unaudited condensed interim financial statements included herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended September 30, 2015.

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

NOTE 2 - CONCENTRATIONS

The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit. Management regularly monitors the financial institution, together with its cash balances, in an effort to keep this potential risk to a minimum.

NOTE 3 - CONTROL

As of March 31, 2016, Mr. Bronson beneficially owned 5,800,210 shares of the Company’s common stock (pre reverse stock split), par value $0.00001 (the “Common Stock”). Mr. Bronson’s beneficial ownership represented approximately 62.65% of the Company’s issued and outstanding shares of Common Stock. Accordingly, Mr. Bronson had effective control of the Company. Effective as of April 8, 2016, there was a change of control of the Company from Steven N. Bronson to Merlin Partners LP and Ancora Catalyst Fund LP, as more fully described in Note 8 below. Accordingly, Merlin Partners LP and Ancora Catalyst Fund LP, affiliates of Ancora Advisors, LLC, are able to elect all of the Company’s directors and otherwise direct the affairs of the Company.

NOTE 4 – INVESTMENTS

Investments are classified as available for sale. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. During the three months ended June 30, 2016, the Company purchased 18,400 GDL FD cumulative Preferred Series B Shares for approximately $932,000.

The valuation of such stock is based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair-value hierarchy.

NOTE 5 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Money Market Funds

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2016:

Assets	Level 1	Level 2	Level 3	Balance at June 30, 2016
Marketable Equity Securities	$927,729	$—	$—	$927,729
Money Market and CD Funds	$3,781,085	$—	$—	$3,781,085

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of June 30, 2016.

NOTE 6 – STOCK OPTIONS

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over their respective service periods, which are generally equal to the vesting period. This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the date of grant using the Black-Scholes option-pricing model. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge.

On April 8, 2016, in connection with the transactions contemplated by the SPA (as defined in Note 8 below), the Company adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of shares of Common Stock available for issuance under the Equity Incentive Plan is 135,000,000 (pre reverse stock split) shares of Common Stock. On April 8, 2016, under the Equity Incentive Plan and pursuant to the SPA, the Company granted options to purchase 23,737,615 (pre reverse stock split) shares of Common Stock to Ancora Advisors, LLC and options to purchase 9,351,232 (pre reverse stock split) shares of Common Stock to each of Messrs. Hopkins, Anderson and Bronson. The options vest in sixty (60) equal monthly installments and expire fifteen (15) years from the date of grant. As of June 30, 2016, the Company recorded stock compensation expense of approximately $9,000.

On May 16, 2016, Mr. Bronson resigned as a director of the Company. The unvested portion of Mr. Bronson’s options were terminated upon his resignation as a director.

The number of shares of Common Stock underlying, and the exercise price of, the Company’s outstanding stock options have been appropriately adjusted to reflect the Reverse Split (as defined below).

NOTE 7 - RELATED PARTY TRANSACTIONS

Since February 3, 2009, the Company’s former president and principal executive officer had loaned the Company money to fund working capital needs to pay operating expenses. The loans were repayable upon demand and accrued interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $186,196 and such loans had accrued interest of $65,464 through March 31, 2016. On April 8, 2016, pursuant to the SPA, the Company issued to Mr. Bronson 18,522,034 (pre reverse stock split) shares of the Company’s Common Stock in full satisfaction for Mr. Bronson’s loans to the Company.

On April 8, 2016, in connection with the transactions contemplated by the SPA, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s shareholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. Ancora Advisors, LLC has agreed to waive payment of the management fee until such time as the Company consummates a Transaction.

Prior to May 12, 2016, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 on a month to month basis for a fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, the Company’s former Chairman and CEO, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Effective May 12, 2016, the Company relocated its principal offices to 6060 Parkland Boulevard, Cleveland, OH 44124. The Company pays no rent for the use of the offices, which are located at the corporate headquarters of Ancora Advisors, LLC.

NOTE 8 – COMMON STOCK

On April 8, 2016, the Company entered into and closed a Securities Purchase Agreement (the “SPA”) among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby the Company sold to the Purchasers the aggregate amount of 370,440,680 shares of Common Stock (pre reverse stock split) for the aggregate purchase price of $5,000,000 (including the cancellation of all indebtedness that had been loaned to the Company by Mr. Bronson to fund operating expenses). In connection with the SPA, the Company changed its name from 4Net Software, Inc. to Regional Brands Inc. The transactions contemplated by the SPA resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786,442 (pre reverse stock split) shares of Common Stock of the Company for the aggregate purchase price of $3,250,000.00, and Ancora Catalyst Fund LP, which purchased 92,610,170 (pre reverse stock split) shares of Common Stock of the Company for the aggregate purchase price of $1,250,000.00. As a result of Merlin Partners LP’s and Ancora Catalyst Fund LP’s purchase of Common Stock from the Company pursuant to the SPA, Merlin Partners LP and Ancora Catalyst Fund LP collectively beneficially own approximately 87.8% of the total issued and outstanding shares of Common Stock of the Company. Merlin Partners LP and Ancora Catalyst Fund LP are affiliates of Ancora Advisors, LLC.

Pursuant to the terms of the SPA, effective April 8, 2016 Leonard Hagan resigned as a director on the Company’s Board of Directors, and Brian Hopkins and Jeff Anderson were appointed as directors. Additionally, Steven N. Bronson resigned as the Company’s Chairman of the Board, Chief Executive Officer and President and Brian Hopkins was appointed as Chairman of the Board, Chief Executive Office and President. Messrs. Hopkins and Anderson are affiliated with Ancora Advisors, LLC.

NOTE 9 - NEW ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires a Company’s management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENT

On July 22, 2016, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-1,000 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock and to reduce the number of shares of Common Stock the Company is authorized to issue from 750,000,000 to 50,000,000 shares.  The Reverse Split became effective on July 26, 2016 (the “Effective Time”).  The Amendment, including the Reverse Split, was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

 As a result of the Reverse Split, at the Effective Time, every 1,000 shares of the Company’s issued and outstanding Common Stock were automatically combined and reclassified into one (1) share of Common Stock.  The Company rounded up any fractional shares, on account of the Reverse Split, to the nearest whole share of Common Stock. The reverse stock split has been retroactively reflected to the financial statements as of June 30, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements Disclosure

This report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements when you see words such as “expect,” “anticipate”, “estimate,” “may,” “plans,” “believe,” and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled “Factors Affecting Operating Results and Market Price of Stock,” contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward -looking statements.

The following discussion and analysis provides information which management of Regional Brands Inc. (the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report, as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Regional Brands’ Business Strategy

The Company is pursuing a business strategy whereby the Company is seeking to engage in acquisition, merger or other business combination transactions (each, a “Transaction”) with undervalued businesses (a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. The Company is currently engaged in identifying, investigating and, if investigation warrants, entering into a Transaction with one or more Target Companies that will enhance the Company’s revenues and increase shareholder value. The Company utilizes several criteria to evaluate Target Companies, including whether the Target Company: (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has opportunities for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

In some cases, management of the Company will have the authority to effect Transactions without submitting the proposal to the stockholders for their consideration. In some instances, however, a proposed Transaction may be submitted to the stockholders for their consideration, either voluntarily by the Board of Directors to seek the stockholders’ advice and consent, or because of a requirement of applicable law to do so.

Management believes that the successful implementation of the Company’s business strategy will allow the Company to increase revenues and earnings and achieve profitability. There can be no assurances, however, that the Company will successfully complete any additional acquisitions or that the Company will achieve profitability.

Results of Operations

For the three months ended June 30, 2016 and 2015, the Company had no revenue. Operating expenses for the three months ended June 30, 2016 and 2015 were $54,180 and $5,039, respectively. The increase in operating expenses is primarily related to professional fees in connection with the SPA and related transactions. Interest expense for the three months ended June 30, 2016 and 2015 was $0 and $4,184, respectively. The decrease was primarily due to the satisfaction of outstanding loans made by the Company’s former Chairman, CEO and President in exchange for the issuance of Common Stock pursuant to the SPA. The Company had interest income of $3,348 for the three months ended June 30, 2016 from money market accounts and certificate of deposits. In addition, the Company had other income of $10,766 for the three months ended June 30, 2016, which primarily relates to dividend income from investment in equity securities

For the nine months ended June 30, 2016 and 2015, the Company had no revenue. Operating expenses for the nine months ended June 30, 2016 and 2015 were $64,590 and $15,938, respectively. The increase in operating expenses is primarily related to professional fees in connection with the SPA and related transactions. Interest expense for the nine months ended June 30, 2016 and 2015 was $9,125 and $11,878, respectively. The decrease was primarily due to the satisfaction of outstanding loans made by the Company’s former Chairman, CEO and President in exchange for the issuance of Common Stock pursuant to the SPA. The Company had interest income of $3,348 for the nine months ended June 30, 2016 from money market accounts and certificate of deposits. In addition, the Company had other income of $11,431 for the nine months ended June 30, 2016, which primarily relates to dividend income from investment in equity securities.

Liquidity and Capital Resources

During the nine months ended June 30, 2016, the Company satisfied its working capital needs from cash on hand and the loans extended by the Company’s former Chairman, CEO and President to enable the Company to pay its expenses. As of June 30, 2016, the Company had a cash balance of $3,781,361, primarily due to the Company’s receipt of $4,750,000 of gross proceeds from the sale of Common Stock pursuant to the SPA.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company’s Principal Executive and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures as of June 30, 2016 was not effective because of the identification of material weakness described below:

•	We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-Q. As a result, errors were identified primarily related to stock splits and their accounting treatment. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2016, the Company was not a party to any material legal proceedings.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed or furnished as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit Number	Description of Document
31*	Written Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Written Certification Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2016	Regional Brands Inc.

	By:	/s/ BRIAN HOPKINS
Brian Hopkins, Chairman, CEO and President

EXHIBIT INDEX

Exhibit Number	Description of Document
31	Written Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Written Certification Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

