Form 10-K
period 2016-09-30
Regional Brands Inc.
filed 2016-12-29
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended September 30, 2016

or

☐  Transitional Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☒  No ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $158,164.

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,598 as of December 14, 2016.

Regional Brands Inc.

PART I

ITEM 1 - BUSINESS

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands”, the “Company”, “we” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986.and subsequently became a holding company. In April 2016, in connection with a change in control of the Company, we changed our name to Regional Brands Inc. Our corporate office is located at 6060 Parkland Boulevard, Cleveland, Ohio 44124 and our telephone number is (216) 825-4000. Our corporate website address is http://www.regionalbrandsinc.com. Information contained on our website is not a part of this annual report.

Regional Brands Inc. is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. After the acquisition of the business of B.R. Johnson, Inc. (“BRJ Inc.”) by our majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”), we are currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, we may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

Forward Looking Information

This report contains statements about future events and expectations that are characterized as “forward-looking statements.”  Forward-looking statements are based upon management’s beliefs, assumptions, and expectations.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, and financial condition to be materially different from the expectations of future results, performance, and financial condition we express or imply in such forward-looking statements.  You are cautioned not to put undue reliance on forward-looking statements.  We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Description of Acquisition

On November 1, 2016, our majority-owned subsidiary, BRJ LLC, acquired substantially all of the assets (the “Acquisition”) of BRJ Inc., a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”).

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition is approximately $15.4 million (subject to customary working capital adjustments), including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Debt Agreements (as defined below). We provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the Subordinated Loan (as defined below) and $3.81 million in preferred equity of BRJ LLC.

Concurrently with the closing of the Acquisition, BRJ LLC entered into a senior secured revolving credit facility to borrow up to $6,000,000 (the “Credit Facility”) pursuant to that certain Credit and Security Agreement, dated November 1, 2016 (the “Credit Agreement”), with the lenders named therein and KeyBank, N.A. as agent for such lenders. BRJ LLC also entered into that certain Loan and Security Agreement, dated November 1, 2016 (the “Loan Agreement and, together with the Credit Facility, the “Debt Agreements”), pursuant to which it received a $7,500,000 loan that is subordinate to the Credit Facility (the “Subordinated Loan”). To finance the Acquisition and potential future acquisitions, we issued 894,393 shares of our common stock for aggregate proceeds to us of $12,074,306 in a private placement (the “Private Placement”) with 93 accredited investors, pursuant to the terms of a Subscription Agreement, dated as of November 1, 2016 (the “Subscription Agreement”). The foregoing transactions are collectively hereinafter referred to as the “Transactions”.

Following the Acquisition, all of operations of the Business will be conducted through our majority-owned subsidiary BRJ LLC. We hold 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests). Lorraine Capital, LLC and BRJ Acquisition Partners, LLC are collectively referred to as the “Lorraine Parties”.

Business Overview

B.R. Johnson, Inc. was founded by Benjamin “Ben” R. Johnson in 1928.  Some of the original products sold by BRJ Inc. were steel windows, rolling self-storing screens, kitchen cabinets, and Modernfold operable wall partitions, a product it still distributes principally in Upstate New York State market.  Over the course of the following decades, BRJ Inc. added commercial steel doors, hardware, and residential and commercial windows.   We believe BRJ Inc. has built a reputation of only distributing products that are the best in their respective category. Product categories include:

•	Commercial doors and hardware;

•	Commercial windows;

•	Specialty division; consisting of operable partitions, movable glass walls, fire and smoke containment systems and gymnasium equipment

•	Residential windows;

•	Residential hardware; and

•	Aftermarket door sales.

Industry Overview

According to an industry study published by the international business research company, The Freedonia Group, the total United States window and door market (measured by sales at the manufacturers’ level) was estimated to be valued at approximately $24.3 billion in sales in 2014.

In the same study, a rebound in housing completions and building construction expenditures is expected to drive approximately 6% growth per year in the industry through 2018. This would represent a rebound from the 2009-2014 period, with growth expected to be driven by both residential and non-residential building construction activity.

Regional variations in economic activity influence the level of demand for windows and door products across the United States. Of particular importance are regional differences in the level of construction and renovation activity. Demographic trends, including population growth and migration, contribute to the regional variations through their influence on regional new construction activity.

Our Growth Strategy

We target customer groups and emphasize product categories where we believe we are well positioned in comparison to our competitors. These include aftermarket door service and installation; commercial window customers with demanding installation requirements; and products requiring proprietary know-how and installation skills.

Commercial door and hardware remains a highly competitive product category. Our strategy is to defend our market share so that our volume remains at sufficient levels to achieve the best pricing from our suppliers, thus enabling us to maintain acceptable profit margins in this segment.

Currently, we are in principally in the Upstate New York State market and we plan to expand our geographic reach through ongoing business development efforts by our Rochester, NY sales office.

Our Products and Services

Commercial Windows: We have a long history of building restoration and new construction experience in a wide range of commercial window applications. We utilize multiple approaches that take advantage of the wide range of product offerings we have available to us from our extensive roster of suppliers and we draw on the experience gained from the diverse types of projects we have successfully performed.

We operate as a multi-line commercial window distributor and installer of high-performance architectural aluminum, clad wood, fiberglass, vinyl and steel windows, as well as curtainwall, storefront and entrance products.

While we specialize in creating commercial window solutions for existing buildings and historical renovations, we are also experienced in the requirements of new construction, navigating the technical, administrative and schedule demands of that industry segment.

Our team of salesmen, project managers, technical services and installation personnel work closely with our customers to provide an integrated project delivery approach that is most appropriate to balance performance, aesthetics, budgetary and schedule needs.

We offer our commercial window customers:

•	Replacement and historical renovation;

•	New construction - windows, curtainwall, storefront and entrances;

•	Design development;

•	Budgets, detailing and mock-ups;

•	Installation; and

•	Service across New York, including Buffalo, Rochester, Syracuse, Albany, Ithaca and Binghamton.

Commercial Doors and Hardware: We are a value added distributor and installer of commercial doors, frames and hardware characterized by a dedicated group of professionals with specialized knowledge to respond quickly to customer needs. We have provided the Upstate New York building industry with hollow metal steel doors and frames for over 40 years and commercial hardware since the mid-1980’s.

We provide commercial door and hardware customers:

•	Custom hollow metal door and frame welding and fabrication;

•	The largest commercial solid core wood door inventory in Central New York;

•	A large available selection of commercial and institutional hardware;

•	Specialty overhead and rolling doors;

•	Field service and installed sales;

•	Budgets and specification consulting; and

•	New construction, installation, replacement and service.

Commercial Specialty Products: We distribute, install and service products that require a strong emphasis on architectural promotion. Our sales personnel have been trained to know all aspects of each product from layout and design to providing classroom training to architects and building and fire code officials to maintain their license in New York State. As a result we are a trusted resource to the entire Upstate New York community of architects and building and fire code officials. The products we represent are nationally and internationally recognized as industry leaders and sold across the entire Upstate New York region where we have salesmen active in each major market from Buffalo to Albany. Our seasoned tradesmen round out our ability to provide installation services, inspections and preventative maintenance.

Specialty products and services include:

•	Modernfold - Operable partitions, movable glass walls and accordion doors;

•	Skyfold - vertically folding operable walls;

•	Renlita Doors - custom designed vertical and horizontal doors;

•	Smoke containment alternatives to elevator vestibules;

•	Smoke Guard - fire and smoke containment systems;

•	Gymnasium equipment;

•	Safe-Path (safety device for gym partitions);

•	Service; and

•	Inspections and preventative maintenance.

Residential Windows and Door: We specialize in new construction, installation and replacement windows and doors for homes in Upstate New York. We have been providing builders and homeowners in Upstate New York with quality building products since 1928.

We offer our customers a wide selection of products to best meet their requirements from the following manufacturers:

•	Andersen Windows, Inc., a part of Andersen Corporation, is the largest window and door manufacturer in North America. The flagship Andersen® brand is the most recognized and most used brand in the window and patio door industry.

•	Eagle Window & Door, an Andersen Window & Door company, manufactures a complete line of high quality aluminum-clad wood windows (also known as Andersen E-series windows) and doors.

•	Halfway between Utica and Albany, Kasson & Keller has been manufacturing windows and doors in nearby Fonda, NY since 1954, including EcoShield high-efficiency, low-maintenance windows.

•	Sierra Pacific Industries, a third-generation, family-owned and operated forest products company based in northern California and the state of Washington, which in August 2014 acquired Hurd Windows and Superseal to complement its own Sierra Pacific product line.

•	Norwood, a division of West-Wood Industries, is a family-owned manufacturer of some of the finest wood windows and doors in North America. In addition, Norwood’s Permaglass window line is manufactured from protruded fiberglass for when wood is not the most suitable material for a customer’s application.

•	Therma-Tru Doors, which first created the fiberglass entry door category 25 years ago with the introduction of the Fiber-Classic® wood-grained door. Today, Therma-Tru is the nation’s leading manufacturer of fiberglass and steel exterior door systems, and a preferred brand of entry doors by builders and remodelers.

Sales and Marketing

As a result of our longstanding and leading position in the Upstate New York market, we have developed relationships with owners, architects, and developers and a reputation for providing products and services that best suit the customers’ needs, positioning us well in comparison to our competitors.

Our customer service team responds to opportunities with our customers at an early stage and responds to quote opportunities quickly with the best solution for our customers based on access to multiple suppliers. We prioritize opportunities based on the competitive advantages we identify, often where customers’ needs involve a level of complexity.

We remain one of the few in our business that maintains an extensive inventory of commercial door and hardware items. This allows us to react to the smaller negotiated and non-bid opportunities quickly with product in stock. With larger projects, we seek to utilize manufacturer service centers to provide fabrication when possible to minimize pass-through in our facility.

Other sales and marketing activities include attending industry related trade shows, targeted engagement with social media, and search engine optimization for our website.

Customers

Our customers are varied and encompass building owners, building tenants (with long term property rights) and contractors who serve them. We have customers who place orders that we book and ship, such as in the commercial door and hardware category. These same customers may have large projects from time to time such as commercial window projects that take several months (occasionally over a year ) to complete. Commercial customers include: owners of educational buildings, K-12 school districts, private schools and public and private colleges and universities; owners of multi-family housing, including senior housing, both private and public; other building owners, including retail health care and institutional buildings, casinos and hotels; and energy performance contractors. Our residential windows, doors and door hardware customers are generally contractors or developers serving this market.

Strategic Alliances

We view Lorraine Capital, LLC, and Ancora Advisors, LLC (“Ancora”), as strategic sources for identifying opportunities for new business in Western New York and Northeast Ohio. We also believe that Lorraine Capital, LLC and Ancora can assist us with sourcing capital to meet our expansion requirements or take advantage of consolidation opportunities with competitors through acquisitions. In addition, we have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation labor. Individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock in connection with the Acquisition.

Competition

Our products are sold under highly competitive conditions. Currently, we are principally in the Upstate New York State market and we compete with a number of companies, some of which have greater financial resources than us. The principal competitive factors in the markets we serve include price, product quality, delivery and the ability to customize to customer specifications. We encounter different competitive environments in each of our product categories. In some of the product categories, there is a reduction in the number of competitors, in part due to the reduction of new entrants to the market. In addition, many of our suppliers find it economical to have a limited number of vendors in any geographic area. In the residential market segment, we face intense competition from big-box stores, large independent chains and online retailers where we differentiate our products and services with high-end quality products that meet the specialized installation requirements of our customers. In addition, certain product manufacturers sell and distribute their products directly to customers or enter into exclusive supply arrangements with other distributors

Suppliers

We operate as a multi-line product distributor and installer across the entire Upstate New York region for nationally and internationally recognized industry leading brands. Our ability to offer a wide variety of products to our customers is dependent upon our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner. Generally, our products are obtainable from various sources and in sufficient quantities.

Employees

BRJ LLC employed 85 people full-time and 1 person part-time as of December 14, 2016. Regional Brands has no employees other than its CEO.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Relating to Our Business and Industry

There can be no assurance that our future operations will result in net income.

There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or maintain or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins decline or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell products at acceptable prices relative to our costs, or if we fail to supply on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Uncertain economic conditions may adversely affect demand for our products.

Our revenue and gross margin depend significantly on general economic conditions and the demand for building products in the markets in which we operate. Economic weakness and constrained construction and renovation spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. All of our revenues and profitability are derived from our clients in New York State, which makes us highly susceptible to disruptions or downturns in local economic conditions. Ongoing economic volatility and uncertainty affect our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in building products spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, financial condition, cash flows and stock price.

We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation and the demand for our products and services.

The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As the housing and home improvement market continues to recover, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. Our failure to meet the individual needs and expectations of our customers may result in the erosion of our customer base.

Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce our net income.

The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market. Market prices of building products historically have been volatile and cyclical, and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of financing, the state of the credit markets, high levels of unemployment and foreclosures, the construction, repair and remodeling markets, industrial markets, weather, and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well.

Additionally, many of the building products which we distribute are widely available from other distributors or manufacturers, including big-box stores and online retailers. At times, the purchase price for any one or more of the products we distribute may fall below our purchase costs, requiring us to incur short-term losses on product sales.

All of these factors could adversely affect demand for our products and services, our costs of doing business and our financial performance.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

Disruptions in our supply chain and other factors affecting the distribution of our products could adversely impact our business.

A disruption within our supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased costs or damage to our reputation. Such disruptions may result from damage or destruction to our warehouse facility; weather-related events; natural disasters; third-party strikes, lock-outs, work stoppages or slowdowns; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.

The inflation or deflation of commodity prices could affect our prices, demand for our products, our sales and our profit margins.

Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in supply and demand, labor costs, competition, market speculation, government regulations, periodic delays in delivery and other factors. Rapid and significant changes in commodity prices may affect the demand for our products, our sales and our profit margins.

Our industry is highly competitive. If we are unable to compete effectively, our net sales and operating results will be reduced.

The building products distribution industry is highly competitive, particularly in the residential sector. Competitive factors in our industry include pricing, availability of product, level of service, delivery capabilities, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

Some of our competitors are part of larger companies, and therefore have access to greater financial and other resources than those to which we have access. In addition, certain product manufacturers sell and distribute their products directly to customers. We also face growing competition from online and multichannel retailers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Competitive pressures from one or more of our competitors or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, our net sales and net income will be reduced.

Our business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.

We operate our business primarily out of a single facility. While we maintain insurance, including business interruption insurance, our warehouse facility could be materially damaged by natural disasters, fire, adverse weather conditions, or other unexpected events, which could materially disrupt our business. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness or to maintain acceptable liquidity.

We have a substantial amount of debt which could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;
•	make us more vulnerable to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain favorable credit terms.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry;
•	external factors affecting availability of credit;
•	pricing pressures;
•	increased operating costs;
•	competitive conditions; and
•	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. We may incur substantial additional indebtedness in the future. Our incurring additional indebtedness would intensify the risks described above.

The instruments governing our indebtedness restrict our ability to dispose of assets and the use of proceeds from any such disposition.

Our obligations under the Debt Agreements are secured by security interests in all of the assets of our operating subsidiary, BRJ LLC, including its inventories, accounts receivable, and proceeds from those items. The foregoing encumbrances, as well as covenants in the Debt Agreements, limit our ability to dispose of material assets or operations. Accordingly, we may not be able to consummate any disposition of assets or obtain the net proceeds which we could realize from such disposition, and these proceeds may not be adequate to meet the debt service obligations when due. In the event of our breach of the Debt Agreements, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interests in our assets or otherwise exercise their remedies with respect to such interests.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a maximum fixed charge coverage ratio.

Our Debt Agreements contain various restrictive covenants and restrictions, including financial covenants that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;
•	grant liens on assets;
•	make investments, including capital expenditures;
•	sell or acquire assets outside the ordinary course of business;
•	engage in transactions with affiliates; and

•	make fundamental business changes.

The Credit Facility also requires us to maintain a fixed charge coverage ratio of 1.15 to 1.00. If we fail to comply with the restrictions in the Debt Agreements or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. The exercise of any default remedies by our creditors would have a material adverse effect on our ability to finance working capital needs and capital expenditures.

Affiliates of Ancora control a significant portion of our outstanding common stock and may have conflicts of interest with other stockholders.

Ancora, a private investment firm, and investment partnerships and individuals affiliated with Ancora beneficially owned approximately 34.4% of our outstanding common stock as of December 14, 2016. As a result, Ancora is able to exert significant influence on the election of our directors, our corporate and management policies, and the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.

Three of our four directors and our Chief Executive Officer are affiliated with Ancora. The interests of Ancora may not coincide with the interests of other holders of our common stock. Additionally, Ancora is in the business of making investments in companies, and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Ancora may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Ancora continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence our decisions, including potential mergers or acquisitions, asset sales, and other significant corporate transactions.

We may not have sufficient working capital in the long term.

It is likely we may require additional funds in the long term depending upon the growth of our revenues and our business strategy. We can give no assurance that we will be able to obtain sufficient debt or equity capital now or in the future to support our operations. Should we be unable to raise sufficient debt or equity capital, we could be forced to cease operations.

These and other factors could affect our business, financial condition and results of operations. Also, it is possible that our financial results may be below the expectations of public market analysts.

Risks Related to our Common Stock

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock would depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC marketplace. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock. Because of its limited trading volume, the price of our common stock may experience significant volatility for reasons that may be unrelated to our business or financial performance.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and disclosure controls and procedures in accordance with Section 302 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and cause stockholders to lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of the Company’s internal control over financial reporting in each Annual Report on Form 10-K.

We have concluded that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in the Company’s financial statements and in the accompanying footnote disclosures that could require restatements. As a result, investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal offices are at 6060 Parkland Boulevard, Cleveland, OH 44124. We do not pay for the use of the offices, which are located at the corporate headquarters of Ancora.

BRJ LLC operates out of a 42,000 square foot facility in East Syracuse, NY pursuant to a lease through 2020 with rent payments totaling $276,000 a year. It also has a 2,200 square foot sales office in Rochester, NY.

ITEM 3 - LEGAL PROCEEDINGS

There are currently no pending or threatened material legal proceedings against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC marketplace under the trading symbol “RGBD”. The closing price of our common stock on December 13, 2016 was $16.00.

The table below sets forth the range of quarterly high and low closing bid quotations for our common stock for the fiscal years ended September 30, 2016 and 2015 and give effect to our 1 for 1,000 reverse stock split on July 26, 2016. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Low	High
Year ending September 30, 2016
First Quarter through December 31	$30.00	$64.00
Second Quarter through March 31	$20.10	$40.00
Third Quarter through June 30	$35.00	$80.00
Fourth Quarter through September 30	$13.00	$75.00

Year ending September 30, 2015
First Quarter through December 31	$30.00	$70.00
Second Quarter through March 31	$40.00	$50.00
Third Quarter through June 30	$50.00	$50.00
Fourth Quarter through September 30	$50.00	$90.00

Issued and Outstanding Shares

Our authorized capital consists of 50,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 14, 2016, we had 1,274,598 shares of common stock outstanding and no shares of preferred stock outstanding.

Holders of Record

As of December 14, 2016, there were approximately 220 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended September 30, 2016 and 2015, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

For the purpose of financing the Acquisition and potential future acquisitions, on November 1, 2016, we completed a private placement in which we issued 894,393 shares of our common stock at a price per share of $13.50 to 93 accredited investors (the “Private Placement”). We received gross proceeds from the Private Placement of $12,074,306. No placement agent or other financial intermediary was engaged or compensated in connection with the Private Placement. The shares of common stock issued in the Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by an issuer not involving a public offering.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal years ended September 30, 2016 and 2015.

Transfer Agent

The transfer agent and registrar for our common stock is Standard Registrar and Transfer Company, Inc., 440 East 400 South, Suite 200, Salt Lake City, UT 84111.

Securities authorized for issuance under equity compensation plans

On April 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of shares of our common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options is 135,000 shares. The purpose of the Equity Incentive Plan is to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our company.

The following table sets forth information as of September 30, 2016 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	42,596	$16.00	92,404

Total	42,596		92,404

(1)  Pursuant to our 2016 Equity Incentive Plan

ITEM 6 – SELECTED FINANCIAL DATA

This item is not applicable to us as a smaller reporting company.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   The Company desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

General

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands”, the “Company”, “we” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986 and subsequently became a holding company. In April 2016, in connection with a change in control of the Company, we changed our name to Regional Brands Inc.

Nature of Business

Regional Brands Inc. is a holding company formed to acquire regional companies with strong brand recognition, stable revenues and profitability. In April 2016, we sold an aggregate amount of 370,441 shares of common stock for the aggregate purchase price of $5,000,000 (including the cancellation of certain indebtedness) and the transactions resulted in a change of control of the Company. Subsequent to the change in control, we have been pursuing a business strategy whereby have been seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. After the acquisition of the business of BRJ Inc. by Regional Brands’ majority-owned subsidiary, BRJ LLC, Regional Brands is currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, Regional Brands may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

On November 1, 2016, we acquired a majority interest in BRJ LLC by contributing $3,808,696 in exchange for 95.22% of BRJ LLC’s preferred membership interest and 76.17% of its common membership interest. In addition, we loaned to BRJ LLC $7,141,304 under a senior subordinated term note which bears interest at 6% per annum and has scheduled annual principal payments with the balance due at maturity in five years. The senior subordinated term note is secured by substantially all of BRJ LLC’s assets. BRJ LLC’s minority members contributed $191,304 for the remaining preferred and common membership interests and loaned to BRJ LLC $358,696 on the same terms as the Regional Brands senior subordinated loan pursuant to a participation agreement.

BRJ LLC, on November 1, 2016, acquired the business of BRJ Inc. in an asset purchase transaction in exchange for cash of $12,900,000 and a subordinated note of $2,500,000. BRJ LLC will continue to operate the business of BRJ Inc. as a consolidated subsidiary of Regional Brands.

The acquisition by BRJ LLC of BRJ Inc. is being accounted for under the acquisition method of accounting. This results in BRJ LLC allocating the total consideration issued in the acquisition to the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Following the acquisition of BRJ Inc., all of our business operations are being conducted through our consolidated subsidiary BRJ LLC

Results of Operations: For the Years Ended September 30, 2016 and September 30, 2015

Revenues:

We did not generate any revenues during the years ended September 30, 2016 and 2015.

General and Administrative Expenses:

Our general and administrative expenses for the year ended September 30, 2016 increased by $68,530 to $91,274 compared to the year ended September 30, 2015. The increase was due to higher levels of activities subsequent to our change in control in April 2016.

Other (income) expense

During the year ended September 30, 2016, our net other income was $16,821 compared to net other expense of $17,016 during the comparable period of 2015. The increase in net other income was due to dividends income received from our investments and due to reduction of interest expense upon repayment of debt. Investments were made with the proceeds from the sale of common stock in April 2016.

Net loss:

As a result of the foregoing, the net loss for the year ended September 30, 2016 increased by $34,693 to $74,453 compared to a net loss of $39,760 incurred during the year ended September 30, 2015. During the year ended September 30, 2016, we had an unrealized gain on investments of $763 resulting in comprehensive loss of $73,690.

Liquidity and Capital Resources

At September 30, 2016, we had working capital of $4,712,877 compared to a working capital deficiency of approximately $236,645 at September 30, 2015. The increase in working capital is primarily due the proceeds we received from the sale of common stock in April 2016 offset by operating losses for the year ended September 30, 2016. During the year ended September 30, 2016, our operating activities used cash of approximately $47,000 compared to approximately $33,000 used during the year ended September 30, 2015.

During the year ended September 30, 2016, our operations, after adjusting for non-cash items, used approximately $51,000 of cash. Changes in working capital items provided approximately $4,000 of cash during the year ended September 30, 2016. During the year ended September 30, 2015, our operations used approximately $40,000 of cash, and working capital items provided approximately $7,000 of cash.

In the past we had satisfied our working capital needs from borrowings from our former president and principal executive officer. We had borrowed $7,600 and $32,900, respectively, during the years ended September 30, 2016 and September 30, 2015. In April 2016, we issued to our former president and principal executive officer 18,522 shares of our common stock in full satisfaction of his loans and accrued interest thereon in the aggregate amount of approximately $250,000.

On April 8, 2016, we entered into and closed a Securities Purchase Agreement (the “SPA”) among us and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby we sold to the Purchasers the aggregate amount of 370,441 shares of common stock for the aggregate purchase price of $5,000,000 (including the cancellation of all indebtedness that had been loaned to the Company by Mr. Bronson to fund operating expenses). In connection with the SPA, we changed our name from 4Net Software, Inc. to Regional Brands Inc. The transactions contemplated by the SPA resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786 shares of common stock for the aggregate purchase price of $3,250,000, and Ancora Catalyst Fund LP, which purchased 92,610 shares of common stock for the aggregate purchase price of $1,250,000. Merlin Partners LP and Ancora Catalyst Fund LP are affiliates of Ancora. We purchased short-term investment securities for approximately $2,186,000 with proceeds from the sale of common stock.

Subsequent to September 30, 2016, in November 2016, we completed a private placement, and issued 894,393 shares of common stock at a price per share of $13.50 and received gross proceeds of approximately $12,000,000. In connection with the acquisition of BRJ Inc., we used funds from the private placement to acquire a majority interest in BRJ LLC by contributing $3,808,696 in exchange for 95.22% of BRJ LLC’s preferred membership interest and 76.17% of its common membership interest and also loaned to BRJ LLC $7,141,304 under a senior subordinated term note.

In November 2016, BRJ LLC entered into a credit agreement with KeyBank, N.A. Under the credit agreement, BRJ LLC may borrow up to an aggregate amount of $6,000,000 (the “Credit Facility”) under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default. At the closing of the Acquisition, $1,500,000 was drawn under the Credit Facility to pay a portion of the purchase price and costs associated with the Acquisition, with the balance being available for general working capital of BRJ LLC.

Interest under the Credit Facility is payable monthly, starting on November 30, 2016, and accrues pursuant to the “base rate” of interest, which is equal to the highest of (a) KeyBank, N.A.’s prime rate, (b) one-half of one percent (0.50%) in excess of the Federal Funds Effective Rate of the Federal Reserve Bank of New York, and (c) one hundred (100) basis points in excess of the London Interbank Offered Rate for loans in Eurodollars with an interest period of one month, plus any applicable margin. The credit agreement also requires the payment of certain fees, including, but not limited to, letter of credit fees.

The Credit Facility is secured by substantially all of BJR LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

Under the Loan Agreement, we agreed to loan BRJ LLC $7,500,000. We participated $358,696 of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BJR LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

Based on current plans, management anticipates that the cash on hand, the expected cash flows from our majority-owned subsidiary BRJ LLC, and the availability under BRJ LLC’s credit agreement will satisfy our capital requirements and fund our operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the last two years.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of September 30, 2016 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements:

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Share-Based Payments

We record our common shares issued based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Acquisitions

We account for our acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations.

When we acquire a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment. With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as property, plant, and equipment as well as identified intangible assets. We use all available information to make these fair value determinations and may engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals and other acceptable valuation techniques.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the years ended September 30, 2016 and 2015 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2016, upon the closing of the Transactions, we dismissed Anton and Chia, LLP (“A&C”), as our independent registered public accounting firm, which was recommended and approved by our Board of Directors (the “Board”) on November 1, 2016. A&C audited our financial statements for the fiscal year ended September 30, 2015. The reason for the replacement of A&C was that, following the Acquisition, BRJ LLC will carry on the business formerly conducted by BRJ Inc., and the current independent registered public accountants of BRJ Inc. is the firm of Freed Maxick CPAs, P.C. (“Freed Maxick”). We believe that it is in our best interest to have Freed Maxick continue to work with our business, and we therefore retained Freed Maxick as our new independent registered public accounting firm effective November 1, 2016. Freed Maxick is located at 424 Main Street, Suite 800, Buffalo, New York 14202.

The decision to change auditors and the appointment of Freed Maxick was recommended and approved by our Board. During our two most recent fiscal years, and the subsequent interim periods, prior to November 1, 2016, we did not consult Freed Maxick regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

A&C’s report on our financial statements for the fiscal year ended September 31, 2015 did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles, however such year-end report did contain a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.

During the fiscal year ended September 30, 2015 and the subsequent interim periods prior to November 1, 2016, (i) there were no disagreements between us and A&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Act or the Securities Exchange Act of 1934, as amended. The decision to replace A&C was not the result of any disagreement between us and A&C on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our Board deemed it in our best interest to change independent auditors following the closing of the Transactions.

ITEM 9A - CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our evaluation of internal control over financial reporting includes using the 2013 COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, concluded that our disclosure controls and procedures were not effective. Our Management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and has determined our controls were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

 There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and positions of our directors and executive officers are as follows

Name	Age	Position
Carl Grassi	57	Chairman of the Board

Fred DiSanto	54	Chief Executive Officer and Director

Brian Hopkins	40	Director

Jeff Anderson	46	Director and Secretary

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Carl Grassi became our Chairman of the Board in November 2016. Mr. Grassi is the chairman of the law firm McDonald Hopkins LLC, where he has worked as an attorney since July 1992. Mr. Grassi is corporate counsel and business advisor to a number of middle-market and growth companies. Mr. Grassi also authors the Small Business “Tax Tips” column for Crain’s Cleveland Business and has written other articles for national publications. Mr. Grassi earned his law degree from Cleveland-Marshall College of Law and his Bachelor’s degree from John Carroll University. Mr. Grassi is a Certified Public Accountant and is currently director of Mace Security International, Inc ,which designs and manufactures a wide range of security products..The Board believes that Mr. Grassi’s substantial experience as an accomplished attorney, negotiator and general counsel to companies will enable him to bring a wealth of strategic, legal and business acumen to the Board, well qualifying him to serve as a director.

Fred DiSanto became a member of our Board and our Chief Executive Officer in November 2016. Mr. DiSanto has worked at Ancora, a registered investment advisor, since June 2005, was named its Chief Executive Officer in January 2006 and was later named its Chairman in December 2014. He was the former President and Chief Operating Officer of Maxus Investment Group (“Maxus”) from 1998 until 2000, during which time he was responsible for the marketing, sales and financial operations. When Maxus was sold to Fifth Third Bank in January 2001, and until June 2005, Mr. DiSanto served as Executive Vice President and Manager of the Fifth Third Bank’s Investment Advisors Division overseeing investment management, private banking and trust and banking services. Prior to Maxus, Mr. DiSanto was Managing Partner at Gelfand Partners Asset Management from 1991 until its merger with Maxus in 1997. He began his investment career in 1985 with McDonald Investments in Institutional Equity Sales. Mr. DiSanto is currently on the boards of Medical Mutual of Ohio, Case Western Reserve University, The Cleveland Film Commission, WF Hann and Sons and The Eastern Company. He is also on the Executive Committee for the Board of Trustees at Case Western Reserve University. Mr. DiSanto is a former Chairman of the Board of Regents of St. Ignatius High School and former Chairman and current Trustee of the Greater Cleveland Sports Commission. He is a past Board Member of Lorain National Bank (LNBB), Parkview Federal Savings Bank (PVFC) and Axia NetMedia (AXX). Mr. DiSanto earned a Bachelor of Science degree in management science from Case Western Reserve University and a Master in Business Administration degree from Case Western Reserve University, Weatherhead School of Management (Cleveland, Ohio). The Board believes that Mr. DiSanto’s qualifications to serve on the Board include his substantial financial expertise and his prior experience as an executive officer of several companies.

Brian Hopkins has been a member of our Board since April 2016 and served as our President and Chief Executive Officer from April 2016 until November 1,2016. Mr. Hopkins has been a Partner and Portfolio Manager at Ancora since September 2003. He is a Managing Director of Corporate Development and a member of the Executive Committee at Ancora. In his role as Portfolio Manager, he is responsible for making investment decisions for the firm’s alternative products. Prior to joining Ancora, Mr. Hopkins was an Investment Associate with Primus Capital Partners, one of the largest private equity firms in the Midwest, from August 2001 to September 2003. Before joining Primus, he worked in the Investment Banking Division of Deutsche Bank in London as an Associate from August 1998 to June 2001. Mr. Hopkins is currently a director of First Menasha Bancshares (OTC: FMBJ). Mr. Hopkins earned a Bachelor of Science degree in finance from Georgetown University. The Board believes that Mr. Hopkins’ substantial management and investment experience well qualify him to serve as a director.

Jeff Anderson has been a member of our Board since April 2016. Mr. Anderson joined Ancora in May 2010 as an Analyst and Portfolio Manager. He focuses on special situations such as liquidations, bankruptcies and spinoffs. Prior to joining Ancora full-time, he served as a consultant to Ancora. Mr. Anderson managed a special situations portfolio for Millennium Partners in New York from May 2006 to November 2008. He spent six years at the investment firm Kellogg Group in New York, working in the Specialist Operations Group on the floor of the New York Stock Exchange from January 2000 to October 2000, before working in the firm’s proprietary trading operation from October 2000 to March 2006. Mr. Anderson graduated with a Bachelor of Arts degree from Wilfrid Laurier University in Ontario, Canada. Mr. Anderson is a CFA charterholder. The Board believes that Mr. Anderson’s extensive business and capital markets experience well qualify him to serve as a director.

Term of Office

Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers of the Company are appointed by the Board.  Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

Board Committees

The Board does not currently have an audit committee, compensation committee or nominations and corporate governance committee.

Director Compensation

We currently do not provide cash compensation for our directors nor do we intend to provide cash compensation to our directors for the foreseeable future. On April 8, 2016, under the 2016 Equity Incentive Plan and pursuant to the SPA, we granted options to purchase 9,351 shares of common stock to each of Messrs. Hopkins and Anderson.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this current report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

The Board adopted a Code of Ethics for the Company, a copy of which was attached as Exhibit 14 to the Form 10-K for the year ended September 30, 2004 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and our other highest paid executive officers (collectively, our “named executive officers”) for fiscal years 2016 and 2015.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred DiSanto(1)	2016	-	-	-	-	-	-	-	-
CEO	2015	-	-	-	-	-	-	-	-

Brian Hopkins(2) and (4)	2016	-	-	-	$4,898	-	-	-	$4,898
Former Pres. and CEO	2015	-	-	-	-	-	-	-	-

Steven N. Bronson(3)	2016	-	-	-	-	-	-	-	-
Former Pres. and CEO	2015	-	-	-	-	-	-	-	-

(1)	Fred DiSanto was appointed to his position on November 1, 2016.

(2)	Brian Hopkins was appointed to his positions on April 8, 2016 and resigned from them on November 1, 2016.

(3)	Steven N. Bronson was appointed to his positions in September 1998 and resigned from them on April 8, 2016. In September 2002, we entered into an agreement with Mr. Bronson, which provided that, effective October 1, 2002, Mr. Bronson waived and would not receive a salary from our company.

(4)	Value of option awards is the dollar amount recognized for financial statements reporting purposes.

Employment Agreements

We do not currently have an employment agreement in place with our Chief Executive Officer, nor do we currently intend to provide compensation to our Chief Executive Officer in his capacity as such.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding our outstanding equity awards as of September 30, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brian Hopkins	779	8,572	-	$16.00	4/8/2031	-	-	-	-

Jeff Anderson	779	8,572	-	$16.00	4/8/2031	-	-	-	-

Compensation of Directors

The table below summarizes the compensation paid by us to directors for the fiscal year ended September 30, 2016.

Director Compensation Table
Fees
	earned or			All
	paid in	Stock	Option	other
	cash	Awards	Awards	Compensation	Total
Name	$	$	$	$	$

Jeff Anderson (1)	-	-	$4,898	-	$4,898

(1)	Value of option awards is the dollar amount recognized for financial statements reporting purposes.

Mr. Hopkins’ compensation is disclosed in the Summary Compensation Table. Neither Steven N. Bronson, who resigned from the Board on May 16, 2016, nor Leonard Hagan, who resigned from the Board on April 8, 2016, received any compensation for their service as a director during the fiscal year ended September 30, 2016.

Equity Incentive Plan

On April 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of shares of our common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options is 135,000 shares. The purpose of the Equity Incentive Plan is to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our company.

The Equity Incentive Plan is to be administered by the Board. Subject to the other provisions of the Equity Incentive Plan, the Board has the authority, in its discretion: (i) to grant nonqualified stock options, referred to collectively as “Awards”; (ii) to determine the terms and conditions of each Award granted (which need not be identical); (iii) to interpret the Equity Incentive Plan and all Awards granted thereunder; and (iv) to make all other determinations necessary or advisable for the administration of the Equity Incentive Plan. The persons eligible for participation in the Equity Incentive Plan as recipients of Awards include employees, consultants and non-employee directors to our company or any subsidiary or affiliate of our company. In selecting participants, and determining the number of shares of common stock covered by each Award, the Board may consider any factors that it deems relevant.

As of September 30, 2016, we have 42,596 options outstanding under the Equity Incentive Plan. In connection with the closing of the transactions under the SPA, we granted options to purchase 23,738 shares of common stock to Ancora and options to purchase 9,351 shares of common stock to each of Messrs. Hopkins, Anderson and Bronson, of which Mr. Bronson forfeited options to purchase 9,195 shares of common stock upon his resignation as a director on May 16, 2016.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 14, 2016 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our present directors and executive officers, and (c) all of our present directors and executive officers as a group.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Executive Officers and Directors:

Carl Grassi (3)	37,037	2.9%

Fred DiSanto(4)	429,944	33.6%

Brian Hopkins(5)	5,262	*

Jeff Anderson(5)	5,262	*

All executive officers and directors as a group (4 persons)	477,505	37.3%

5% Stockholders:

Ancora Advisors, LLC(6)	392,909	30.7%

*	Less than one percent of outstanding shares.

(1)	The address of each person is c/o Regional Brands Inc., 6060 Parkland Boulevard Cleveland, Ohio 44124.

(2)	The calculation in this column is based upon 1,274,598 shares of common stock outstanding on December 14, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable or that are convertible or exercisable within 60 days of December 14, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The Shares owned by The Laura L.Grassi Restatement of Trust UAD 3/10/0505, of which Laura L. Grassi, Mr. Grassi's wife, is the trustee.

(4)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, 3,956 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of December 14, 2016, and 18,147 shares owned directly by Mr. DiSanto’s wife. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto is the Chief Executive Officer of Ancora. By virtue of this relationship, Mr. DiSanto may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto disclaims beneficial ownership of the shares that he does not directly own.

(5)	Includes 1,559 shares subject to options that are currently exercisable or exercisable within 60 days of December 14, 2016.

(6)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, and 3,956 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of December 14, 2016. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. By virtue of this relationship, Ancora may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Ancora disclaims beneficial ownership of the shares that it does not directly own.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Former Chief Executive Officer

Since February 3, 2009, our former president and principal executive officer, Steven N. Bronson, had loaned our company money to fund working capital needs to pay operating expenses. The loans were repayable upon demand and accrued interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $186,196 and such loans had accrued interest of $65,464 through March 31, 2016. On April 8, 2016, pursuant to a Securities Purchase Agreement (the “SPA”), dated as such date, among our company, Merlin Partners LP and Ancora Catalyst Fund LP (affiliates of Ancora), and Steven N. Bronson (collectively, the “Purchasers”), we issued to Mr. Bronson 18,522 shares of our common stock in full satisfaction for Mr. Bronson’s loans to us.

Management Services Agreements

On April 8, 2016, in connection with the transactions contemplated by the SPA, we entered into a Management Services Agreement (the “MSA”) with Ancora, whereby Ancora agreed to provide specified services to us in exchange for a quarterly management fee in an amount equal to 0.14323% of our stockholders’ equity (excluding cash and cash equivalents) as shown on our balance sheet as of the end of each of our fiscal quarters. The management fee with respect to each fiscal quarter is paid no later than 10 days following the issuance of our financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the year ended September 30, 2016, Ancora had agreed to waive payment of the management fee.

Registration Rights Agreement

On April 8, 2016, we entered into a Registration Rights Agreement (the “RRA”) among us and the Purchasers, pursuant to the terms of the SPA. Under the RRA, we granted to the Purchasers certain registration rights related to the aggregate 370,441shares of our common stock issued pursuant to the SPA and agreed to certain customary obligations regarding the registration of such shares, including indemnification.

Leases

Prior to May 12, 2016, we occupied a portion of the offices occupied by BKF Capital Group, Inc., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 on a month to month basis for a fee of $50 per month paid to BKF Capital Group, Inc. Steven N. Bronson, our former Chairman and CEO, is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Effective May 12, 2016, we relocated our principal offices to 6060 Parkland Boulevard, Cleveland, OH 44124. We pay no rent for the use of the offices, which are located at the corporate headquarters of Ancora.

Director Independence

As our common stock is currently traded on the OTC, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included in its Forms 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit for the year ended September 30, 2016 was $7,500. The aggregate fees billed or to be billed for professional services rendered by our former principal accountant, Anton and Chia, LLP, for audit and review services for the year ended September 30, 2015 was $14,500. For the year ended September 30, 2016 and 2015, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

There were no fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2016 and 2015.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended September 30, 2016 and 2015 were $0 and $0, respectively.  The aggregate fees billed for professional services rendered by our former principal accountant, Anton and Chia, LLP , for preparation of tax returns during the years ended September 30, 2016 and 2015 were $0 and $0, respectively

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., and our former principal accountant, Anton and Chia, LLP, during the years ended September 30, 2016 and 2015 were $0 and $0, respectively.

We do not have an Audit Committee. Our Board pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

2.1	Asset Purchase Agreement, dated as of November 1, 2016, by and among B. R. Johnson, Inc., William A. Harfosh, Michael V. Howard, Anthony C. Minieri, Arthur P. Brillanti, B.R. Johnson, LLC, William J. Maggio, Charles A. Rider, Richard F. Gioia and Justin M. Reich (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.1	Certificate of Incorporation of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.2	Amended and Restated Bylaws of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

4.1	Form of Subscription Agreement of Regional Brands Inc., dated as of November 1, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.1	Credit and Security Agreement, dated as of November 1, 2016, by and among B.R. Johnson, LLC, the lending institutions party thereto and KeyBank National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.2	Subordinated Promissory Note, dated as of November 1, 2016, issued by B.R. Johnson, LLC in favor of B. R. Johnson, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.3	Loan and Security Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC and Regional Brands Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.4	Management Services Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC, and Lorraine Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.5	Limited Liability Company Agreement of B.R. Johnson, LLC, dated as of November 1, 2016, by and among Lorraine Capital, LLC, Regional Brands Inc. and BRJ Acquisition Partners, LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.6	Securities Purchase Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.7	Registration Rights Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.8	Management Services Agreement between the Company and Ancora Advisors, LLC, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.9#	Regional Brands Inc. 2016 Equity Incentive Plan, dated April 8, 2016 (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.10	Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012).

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004).

16.1	Letter from Anton and Chia, LLP (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed by the Company on November 18, 2016).

21.1*	Subsidiaries of Regional Brands Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

REGIONAL BRANDS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regional Brands Inc.

We have audited the accompanying balance sheet of Regional Brands Inc. as of September 30, 2016, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regional Brands Inc. as of September 30, 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

December 29, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton and Chia, LLP

Anton and Chia, LLP
Newport Beach, CA
January 6, 2016

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

BALANCE SHEETS

	As of

	September 30,	September 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$2,525,988	$1,495
Short-term investments	2,186,889	-
Total current assets	4,712,877	1,495

Total assets	$4,712,877	$1,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$-	$3,206
Related party note and interest payable	-	234,934
Total current liabilities	-	238,140

Total liabilities	-	238,140

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $.01 par value, authorized 5,000,000 issued and outstanding- none	-	-

Common stock, $.00001 par value, 50,000,000 shares authorized authorized, 380,205 shares issued and outstanding ( 9,764 at September 30, 2015)	4	1
Additional paid-in capital	8,221,556	3,198,347
Accumulated deficit	(3,509,446)	(3,434,993)
Accumulated other comprehensive gain	763	-
Total stockholders' equity (deficiency)	4,712,877	(236,645)

Total liabilities and stockholders' equity (deficiency)	$4,712,877	$1,495

The accompanying notes are an integral part of the financial statements

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	September 30, 2016	September 30, 2015

Revenue	$-	$-

Operating expenses:
General and administrative	91,274	22,744
	91,274	22,744

Operating loss	(91,274)	(22,744)
Other income (expense), net:
Other income (expense)	18,332	(650)
Interest income (expense) net	(1,511)	(16,366)
	16,821	(17,016)

Loss before income taxes	$(74,453)	$(39,760)

Income tax provision	$-	-

Net loss	$(74,453)	$(39,760)

Other comprehensive income:
Unrealized gain on investments, net of tax	763	-

Comprehensive loss	$(73,690)	$(39,760)

Net loss per share- basic and diluted	$(0.40)	$(4.07)
Weighted average common shares outstanding - basic and diluted	186,887	9,764

The accompanying notes are an integral part of the financial statements

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended September 30, 2016 and 2015

					Accumulated	Stockholders'
	Common Stock		Additional	Accumulated	Comprehensive	Equity
	Shares	Amount	Paid-in capital	Deficit	Gain (Loss)	(Deficiency)

Balance at September 30, 2014	9,764	$1	$3,198,347	$(3,395,233)	$-	$(196,885)

Net loss	-	-	-	(39,760)	-	(39,760)

Balance at September 30, 2015	9,764	1	3,198,347	(3,434,993)	-	(236,645)

Issuance of common stock	351,919	3	4,749,997	-	-	4,750,000
Issuance of common stock to satisfy notes payable	18,522		250,000	-	-	250,000
Stock based compensation	-	-	23,212	-	-	23,212
Net loss	-	-	-	(74,453)	-	(74,453)
Unrealized gain on investments, net of tax	-	-	-	-	763	763

Balance at September 30, 2016	380,205	$4	$8,221,556	$(3,509,446)	$763	$4,712,877

The accompanying notes are an integral part of the financial statements

REGIONAL BRANDS INC.

(Formerly 4net Software, Inc.)

STATEMENTS OF CASH FLOWS

	For the years ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(74,453)	$(39,760)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Stock based compensation	23,212	-
Changes in assets and liabilities
Increase in liabilities:
Accounts payable and accrued expenses and other liabilities	4,260	6,866
Net cash used by operating activities	(46,981)	(32,894)

Cash flows from investment activities:
Purchase of short- term investments	(2,186,126)	-
Net cash used by investment activities	(2,186,126)	-

Cash flows from financing activities:
Proceeds from sale of common stock	4,750,000	-
Proceeds from related party note payable	7,600	32,900
Net cash provided by financing activities	4,757,600	32,900

Net increase in cash and cash equivalents	2,524,493	6

Cash and cash equivalents- beginning of year	1,495	1,489

Cash and cash equivalents- end of year	$2,525,988	$1,495

Non-cash investing and financing activities:
Repayment of related party note payable and accrued interest by issuance of common shares	$250,000	$-

The accompanying notes are an integral part of the financial statements

Regional Brands Inc.

(Formerly 4net Software, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (the "Company') was incorporated under the laws of the State of Delaware in 1986. Regional Brands Inc. is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 (See Note 6) the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings.

Basis Of Presentation at September 30, 2015-The accompanying financial statements were prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the  accompanying financial statements, the Company had accumulated a deficit of approximately $ 3.4 million through September 30, 2015.   As of September 30, 2015 the Company had no principal operations or significant revenue producing activities, which raised substantial doubt about its ability to continue as a going concern. The Company's financial statements did not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might have been necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern was dependent on its ability to merge with another entity. The outcome of this matter could not be determined at that time.

As detailed in other Notes to the Financial Statements, subsequent to September 30, 2015, the Company has raised additional capital and its majority-owned subsidiary acquired substantially all of the assets BRJ Inc., a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings (loss) per share is considered to be the same, as the impact of potential common shares issued is anti-dilutive.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s valuation techniques used to measure the fair value of money market funds, certificate of deposits, and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2016:

Assets	Level 1	Level 2	Level 3	Balance at September 30, 2016
Marketable Equity Securities	$932,878	$—	$—	$932,878
Money Market Funds	$2,525,988	$—	$—	$2,525,988
Certificates of Deposit	$1,254,010	$—	$—	$1,254,010

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of September 30, 2016.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents on the accompanying balance sheet are money market funds whose adjusted costs approximate fair value.

Short-Term Investments – The Company’s investments are classified as available for sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The investments are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. During the year ended September 30, 2016, the Company purchased 18,400 GDL FD cumulative Preferred Series B Shares for $932,115 and had an unrealized gain of $763.

Also included within short-term investments on the accompanying balance sheet is a certificate of deposit within a financial institution with a maturity date of six months at the date of purchase. The adjusted costs of this instrument approximate fair value.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting accumulated other comprehensive loss for the years ended September 30, 2016 and 2015.

1 for 1,000 stock split- On July 22, 2016, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to effect a 1 for 1,000 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock and to reduce the number of shares of Common Stock the Company is authorized to issue from 750,000,000 to 50,000,000 shares.  The Reverse Split became effective on July 26, 2016 (the “Effective Time”).  The Amendment, including the Reverse Split, was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

As a result of the Reverse Split, at the Effective Time, every 1,000 shares of the Company’s issued and outstanding Common Stock were automatically combined and reclassified into one (1) share of Common Stock.  The Company rounded up any fractional shares, on account of the Reverse Split, to the nearest whole share of Common Stock. The Company has prepared the financial, share and per share information included in this annual report on a post-split basis.

Share-Based Compensation Expense – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Stock Compensation.”  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity - Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Income Taxes - The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2016 or 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended September 30, 2016 and 2015, the Company recognized no interest and penalties.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires a Company’s management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2015-16 on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on the financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the revenue standards will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its financial statements and related disclosures.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its financial position and/or results of operations.

NOTE 2. STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company’s authorized capital consists of 50,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

On April 8, 2016, the Company entered into and closed a Securities Purchase Agreement (the “SPA”) among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby the Company sold to the Purchasers the aggregate amount of 370,441 shares of Common Stock for the aggregate purchase price of approximately $5,000,000 (including the cancellation of all indebtedness that had been loaned to the Company by Mr. Bronson to fund operating expenses). In connection with the SPA, the Company changed its name from 4Net Software, Inc. to Regional Brands Inc. The transactions contemplated by the SPA resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786 shares of Common Stock of the Company for the aggregate purchase price of $3,250,000.00, and Ancora Catalyst Fund LP, which purchased 92,610 shares of Common Stock of the Company for the aggregate purchase price of $1,250,000.00. Merlin Partners LP and Ancora Catalyst Fund LP are affiliates of Ancora Advisors, LLC, a related party.

On April 8, 2016, the Company entered into a Registration Rights Agreement (the “RRA”) among the Company and the Purchasers, pursuant to the terms of the SPA. Under the RRA, the Company granted to the Purchasers certain registration rights related to the aggregate 370,441 shares of the Company's common stock issued pursuant to the SPA and agreed to certain customary obligations regarding the registration of such shares, including indemnification.

NOTE 3. EQUITY INCENTIVE PLAN

On April 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of shares of the Company's common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options is 135,000. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. During the year ended September 30, 2016, the Company issued stock options that vest in 60 equal monthly installments and expire in 15 years.

The Company records share based payments under the provisions of FASB ASC 718"Compensation - Stock Compensation." Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company estimated the expected volatility based on data used by its peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the year ended September 30, 2016:

Volatility	52.1%
Expected term	7 years
Risk-free interest rate	1.47%
Expected dividend yield	0%

A summary of all stock option activity for the year ended September 30, 2016 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, September 30, 2015	-

Options granted	51,791	$16.00

Options exercises	-	$-

Options cancelled/forfeited	9,195	$16.00

Outstanding, September 30, 2016	42,596	$16.00	14.5 years	$21,298

Exercisable, September 30, 2016	3,693	$16.00	14.5 years	$1,846

Expected to vest, September 30, 2016	38,903	$16.00	14.5 years	$19,452

The Company granted 51,791 options during the year ended September 30, 2016. No options were exercised during the years ended September 30, 2016. The fair value of options that vested during the year ended September 30, 2016 amounted to approximately $ 23,212 and the Company recorded stock compensation expense for options vesting during the year ended September 30, 2016 of $23,212.

The weighted-average grant date fair value of options granted and vested during the year ended September 30, 2016 was $6.29.

At September 30, 2016, there was approximately $244,549 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 4.5 years.

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”), between the Company and Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s shareholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the year ended September 30, 2016, Ancora Advisors, LLC agreed to waive payment of the management fee.

The Company’s former president and principal executive officer had loaned the Company money to fund working capital needs to pay operating expenses. The loans were repayable upon demand and accrued interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $186,196 and such loans had accrued interest of $63,804 through March 31, 2016. On April 8, 2016, pursuant to the SPA, the Company issued to its former president and principal executive officer 18,522 shares of the Company’s Common Stock in full satisfaction his loans to the Company.

Prior to May 12, 2016, the Company occupied a portion of the offices occupied by BKF Capital Group, Inc., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 on a month to month basis for a fee of $50 per month paid to BKF Capital Group, Inc. The Company’s former president and principal executive officer is also the Chairman, CEO and controlling shareholder of BKF Capital Group, Inc.

Effective May 12, 2016, the Company relocated its principal offices to 6060 Parkland Boulevard, Cleveland, OH 44124. The Company pays no rent for the use of the offices, which are located at the corporate headquarters of Ancora Advisors, LLC.

NOTE 5. INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2016 and 2015 is summarized in the following table.

	2016	2015

Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred
Federal	(3,894)	(13,518)
State	55,288	(2,187)
Total deferred	51,394	(15,705)
Less increase (decrease) in allowance	(51,394)	15,705

Net deferred	-	-

Total income tax provision	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below.

	2016	2015

Deferred tax assets (liabilities) :
Net operating loss carryforwards	$453,892	$505,286

Total	453,892	505,286

Less valuation allowance	(453,892)	(505,286)
Net deferred tax assets (liabilities)	$-	$-

The Company has approximately $1,291,000 in federal net operating loss carryforwards (“NOL’s”) available to reduce future taxable income. These carryforwards begin to expire in various years between 2018 and 2031. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as certain significant ownership changes occur.  As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any.  The amount of the Company's net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company's value.  A full valuation allowance has been established for the Company's deferred tax assets, including net operating losses and any other corporate tax attributes.

During the years ended September 30, 2016 and 2015 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California and Florida. The tax years 2013-2015 generally remain open to examination by these taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	2016	2015

Statutory United States Federal rate	34.0%	34.0%
State income taxes net of federal benefit	3.6%	3.6%
Permanent differences	-8.9%	-
Correct NOL Asset	(96)	-
Changes in valuation reserves	67.3%	-37.6%

Effective tax rate (provision) benefit	0.0%	0.0%

NOTE 6. SUBSEQUENT EVENTS

On November 1, 2016, the Company's majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”) acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”). Following the Acquisition, BRJ LLC will carry on the Business.

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition is approximately $15.4 million (subject to customary working capital adjustments), including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Debt Agreements, as described below. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the Subordinated Loan (as defined below) and $3.81 million in preferred equity of BRJ LLC with the remainder from bank financing, the Note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

For the purpose of financing the Acquisition and potential future acquisitions, on November 1, 2016, the Company completed a private placement in which it issued 894,393 shares of its common stock at a price per share of $13.50 and received aggregate gross proceeds of $12,074,306.

Concurrently with the closing of the Acquisition and in order to provide financing therefor, BRJ LLC entered into the following debt agreements (the “Debt Agreements”).

Credit Facility

Under its credit agreement with KeyBank, N.A, BRJ LLC may borrow up to an aggregate amount of $6,000,000 (the “Credit Facility”) under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default. At the closing of the Acquisition, $1,500,000 was drawn under the Credit Facility to pay a portion of the purchase price and costs associated with the Acquisition, with the balance being available for general working capital of BRJ LLC.

Interest under the Credit Facility is payable monthly, starting on November 30, 2016, and accrues pursuant to the “base rate” of interest, which is equal to the highest of (a) KeyBank, N.A.’s prime rate, (b) one-half of one percent (0.50%) in excess of the Federal Funds Effective Rate of the Federal Reserve Bank of New York, and (c) one hundred (100) basis points in excess of the London Interbank Offered Rate for loans in Eurodollars with an interest period of one month, plus any applicable margin. The Credit Agreement also requires the payment of certain fees, including, but not limited to, letter of credit fees.

The Credit Facility is secured by substantially all of BJR LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

Subordinated Loan

Pursuant to a loan and security agreement (the “Loan Agreement”) , the Company agreed to loan BRJ LLC $7,500,000 (the “Subordinated Loan”). The Company participated $358,696 contribution of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BJR LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

BRJ Inc. had net sales of approximately $27,613,000 and net income of $1,700,000 for the year ending December 31, 2015. The Company is in the process of determining the fair value of assets acquired and liabilities assumed. The assets and liabilities are expected to include working capital items, equipment, separately identifiable intangible assets, deferred taxes and goodwill, if any. The evaluation will be completed during the measurement period following the Acquisition.

BRJ LLC will be presented in the consolidated financial statements of the Company for the periods subsequent to the Acquisition date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL BRANDS INC.

December 29, 2016	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

December 29, 2016	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

December 29, 2016	By:	/s/ Carl Grassi
Carl Grassi
Chairman of the Board

December 29, 2016	By:	/s/ Brian Hopkins
Brian Hopkins
Director

December 29, 2016	By:	/s/ Jeff Anderson
Jeff Anderson
Director

32