Form 10-KT
period 2016-12-31
Regional Brands Inc.
filed 2017-03-31
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐  Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

or

☒  Transitional Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from October 1, 2016 to December 31, 2016

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

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $178,380.

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of March 17, 2017.

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

Change in fiscal year end.

On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from October 1, 2016 to December 31, 2016 (the "Transition Period 2016"). For comparative purposes, an unaudited consolidated statement of operations and comprehensive loss and a statement of cash flows are included for the period October 1, 2015 to December 31, 2015 (the "Transition Period 2015"). The Transition Period 2015 has not been audited and is derived from the books and records of the Company. In the opinion of management, the Transition Period 2015 reflects all adjustments necessary to present the financial position and the results of operations in accordance with generally accepted accounting principles.

Description of Acquisition

On November 1, 2016, our majority-owned subsidiary, BRJ LLC, acquired substantially all of the assets (the “Acquisition”) of BRJ Inc., a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”).

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition is approximately $16.5 million, including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Debt Agreements (as defined below) and working capital adjustments of approximately $1.1 million. We provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the Subordinated Loan (as defined below) and $3.81 million in preferred equity of BRJ LLC.

Concurrently with the closing of the Acquisition, BRJ LLC entered into a senior secured revolving credit facility to borrow up to $6,000,000 (the “Credit Facility”) pursuant to that certain Credit and Security Agreement, dated November 1, 2016 (the “Credit Agreement”), with the lenders named therein and KeyBank, N.A. as agent for such lenders. BRJ LLC also entered into that certain Loan and Security Agreement, dated November 1, 2016 (the “Loan Agreement and, together with the Credit Facility, the “Debt Agreements”), pursuant to which it received a $7,500,000 loan that is subordinate to the Credit Facility (the “Subordinated Loan”). To finance the Acquisition and potential future acquisitions, we issued 894,393 shares of our common stock for aggregate proceeds to us of $12,074,311 in a private placement (the “Private Placement”) with 93 accredited investors, pursuant to the terms of a Subscription Agreement, dated as of November 1, 2016 (the “Subscription Agreement”). The foregoing transactions are collectively hereinafter referred to as the “Transactions”.

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

Employees

BRJ LLC employed 87 people full-time and 1 person part-time as of March 6, 2017. Regional Brands has no employees other than its CEO.

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

Ancora, a private investment firm, and investment partnerships and individuals affiliated with Ancora beneficially owned approximately 34.5% of our outstanding common stock as of March 17, 2017. As a result, Ancora is able to exert significant influence on the election of our directors, our corporate and management policies, and the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and has determined our controls were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.  Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in the Company’s financial statements and in the accompanying footnote disclosures that could require restatements. As a result, investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC marketplace under the trading symbol “RGBD”. The closing price of our common stock on March 17, 2017 was $15.00.

The table below sets forth the range of quarterly high and low closing bid quotations for our common stock for the Transition Period ended December 31, 2016 and for fiscal years ended September 30, 2016 and 2015 and give effect to our 1 for 1,000 reverse stock split on July 26, 2016. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Low	High
Transition Period Ended December 31, 2016	$14.25	$16.50

Year ending September 30, 2016
First Quarter through December 31	$30.00	$64.00
Second Quarter through March 31	$20.10	$40.00
Third Quarter through June 30	$35.00	$80.00
Fourth Quarter through September 30	$13.00	$75.00

Year ending September 30, 2015
First Quarter through December 31	$30.00	$70.00
Second Quarter through March 31	$40.00	$50.00
Third Quarter through June 30	$50.00	$50.00
Fourth Quarter through September 30	$50.00	$90.00

Issued and Outstanding Shares

Our authorized capital currently consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 5,000 shares of preferred stock, par value $0.01 per share. As of March 17, 2017, we had 1,274,603 shares of common stock outstanding and no shares of preferred stock outstanding.

Holders of Record

As of March 14, 2017, there were approximately 220 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We have not paid any dividends on our common stock during the Transition Period 2016 and 2015, and the fiscal years ended September 30, 2016 and 2015, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

For the purpose of financing the Acquisition and potential future acquisitions, on November 1, 2016, we completed a private placement in which we issued 894,393 shares of our common stock at a price per share of $13.50 to 93 accredited investors (the “Private Placement”). We received gross proceeds from the Private Placement of $12,074,311. No placement agent or other financial intermediary was engaged or compensated in connection with the Private Placement. The shares of common stock issued in the Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by an issuer not involving a public offering.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the Transition Period 2016 and 2015 and fiscal years ended September 30, 2016 and 2015.

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

The following table sets forth information as of December 31, 2016 regarding equity compensation plans under which our equity securities are authorized for issuance.

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

BRJ LLC, on November 1, 2016, acquired the business of BRJ Inc. in an asset purchase transaction in exchange for cash of $14,000,000 (including working capital adjustments of approximately $1,100,000) and a subordinated note of $2,500,000. BRJ LLC will continue to operate the business of BRJ Inc. as a consolidated subsidiary of Regional Brands.

The acquisition by BRJ LLC of BRJ Inc. is being accounted for under the acquisition method of accounting. This results in BRJ LLC allocating the total consideration issued in the acquisition to the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Following the acquisition of BRJ Inc., all of our business operations are being conducted through our consolidated subsidiary BRJ LLC.

Change in fiscal year end.

On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from October 1, 2016 to December 31, 2016 (the "Transition Period 2016"). For comparative purposes, an unaudited consolidated statement of operations and comprehensive loss and a statement of cash flows are included for the period October 1, 2015 to December 31, 2015 (the "Transition Period 2015"). The Transition Period 2015 has not been audited and is derived from the books and records of the Company. In the opinion of management, the Transition Period 2015 reflects all adjustments necessary to present the financial position and the results of operations in accordance with generally accepted accounting principles.

Results of Operations: For the Transition Period 2016 and Transition Period 2015.

Net Sales: In Transition Period 2016, the Company had net sales of $6,748,263 due to inclusion of BRJ LLC's operations from November 1, 2016, the date of acquisition. Until the acquisition of BRJ Inc., the Company did not have any sales.

Cost of sales: The Company had cost of sales of $4,951,678 due to inclusion of BRJ LLC's operations during the Transition Period 2016.

Selling: As of result of BRJ LLC's operations in Transition Period 2016, the Company had selling expenses of $713,019. There were no selling expenses during the Transition Period 2015.

General and administrative increased by $509,231 from $6,305 in Transition Period 2015 to $515,536 in Transition Period 2016. Approximately $462,643 of this increase was due to BRJ LLC’s operations and the remainder of the increase was due to higher levels of activities subsequent to our change in control in April 2016.

Amortization of intangible assets: Amortization of intangibles arising from the BRJ Inc. acquisition amounted to $458,334 in Transition Period 2016.

Interest Expense: The interest expense in Transition Period 2016 increased by $132,600 from $4,568 to $137,168. The increase in interest expense was due to increased debt levels to fund the BRJ Inc. acquisition and operations. In connection with the bank borrowing, the Company incurred expenses of approximately $100,000 that was charged to operations as interest expenses during the Transition Period ended December 31, 2016 as a result of a demand line of credit.

Acquisition transaction related costs: We incurred $500,849 of transaction costs for the BRJ Inc. acquisition consisting principally of professional fees during the Transition Period 2016.

Net loss:

As a result of the foregoing, the net loss for the Transition Period 2016 increased by $509,842 to $520,049 compared to a net loss of $10,207 incurred during the Transition Period 2015. During the Transition Period 2016, we had an unrealized loss on investments of $6,227 resulting in comprehensive loss of $505,222 to common shareholders, after a loss of $21,054 to noncontrolling interest.

Results of Operations: For the Fiscal Years Ended September 30, 2016 and September 30, 2015

Revenues:

We did not generate any sales during the fiscal years ended September 30, 2016 and 2015.

General and Administrative Expenses:

Our general and administrative expenses for the fiscal year ended September 30, 2016 increased by $68,530 to $91,274 compared to the fiscal year ended September 30, 2015. The increase was due to higher levels of activities subsequent to our change in control in April 2016.

Other (income) expense

During the fiscal year ended September 30, 2016, our net other income was $16,821 compared to net other expense of $17,016 during the comparable period of 2015. The increase in net other income was due to dividends income received from our investments and due to reduction of interest expense upon repayment of debt. Investments were made with the proceeds from the sale of common stock in April 2016.

Net loss:

As a result of the foregoing, the net loss for the fiscal year ended September 30, 2016 increased by $34,693 to $74,453 compared to a net loss of $39,760 incurred during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2016, we had an unrealized gain on investments of $763 resulting in comprehensive loss of $73,690.

Liquidity and Capital Resources

At December 31, 2016, we had working capital of $9,239,594 compared to working capital of approximately $4,712,877 at September 30, 2016. The increase in working capital is primarily due to the proceeds we received from the sale of common stock in November 2016. During the Transition Period ended December 31, 2016, our operating activities used cash of approximately $780,000 compared to approximately $4,000 used during the Transition Period ended December 31, 2015.

During the Transition Period ended December 31, 2016, our operations, after adjusting for non-cash items, used approximately $25,000 of cash. Changes in working capital items used approximately $755,000 of cash during the Transition Period ended December 31, 2016. During the Transition Period ended December 31, 2015, our operations used approximately $10,000 of cash, and working capital items provided approximately $6,000 of cash.

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

In November 2016, we completed a private placement and issued 894,393 shares of common stock and received gross proceeds of approximately $12,000,000. In connection with the acquisition of BRJ Inc., we used funds from the private placement to acquire a majority interest in BRJ LLC by contributing $3,808,696 in exchange for 95.22% of BRJ LLC’s preferred membership interest and 76.17% of its common membership interest and also loaned to BRJ LLC $7,141,304 under a senior subordinated term note.

In November 2016, BRJ LLC entered into a credit agreement with KeyBank, N.A. Under the credit agreement, BRJ LLC may borrow up to an aggregate amount of $6,000,000 (the “Credit Facility”) under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default. At the closing of the Acquisition, approximately $1,900,000 was drawn under the Credit Facility to pay a portion of the purchase price and costs associated with the Acquisition, with the balance being available for general working capital of BRJ LLC.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

The effective rate at December 31, 2016 was 3.19%. The aggregate borrowing outstanding under the Credit Agreement at December 31, 2016 was $2,272,710 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires in December 1, 2017.

Under the Loan Agreement, we agreed to loan BRJ LLC $7,500,000. We participated $358,696 of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BRJ LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

On November 1, 2016, BJR LLC issued a $2,500,000 subordinated promissory note to BRJ Inc. as part of the purchase price for the Acquisition (the “Note”). The Note is payable to BRJ Inc. and accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021. The Note is subordinated to the Credit Facility and the Loan Agreement.

Based on current plans, management anticipates that the cash on hand, the expected cash flows from our majority-owned subsidiary BRJ LLC, and the availability under BRJ LLC’s credit agreement will satisfy our capital requirements and fund our operations for the next 12 months.

B.R. Johnson, Inc.

(Predecessor to Regional Brands Inc.)

Overview

Following the acquisition of BRJ Inc., all of our business operations will be conducted through our consolidated subsidiary BRJ LLC. We are considered the accounting successor to BRJ Inc. Our financial statements, prior to the acquisition, will be presented on the predecessor basis of accounting.

BRJ Inc.'s fiscal year was December 31. The following analysis is for the results of ten months ended October 31, 2016, until Regional Brand's acquisition, compared to the year ended December 31, 2015.

Results of Operations

Results of Operations for the Ten Months Ended October 31, 2016 as Compared to the Year Ended December 31, 2015

Net sales: Net sales for the ten months ended October 31, 2016 was $28,410,708 and net sales during the year ended December 31, 2015 was $27,612,825. On a pro forma basis net sales for the full year 2016 increased by $7,546,146 or 27.3% to $35,158,971 from $27,612,825. The increase in 2016 was due to higher contract volume as a result of sharply increased construction activity in our primary market area – Upstate New York.

Cost of sales: Cost of sales during the ten months ended October 31, 2016 was $19,875,441 compared to $19,234,166 during the year ended December 31, 2015. On a pro forma basis, cost of sales for the full year 2016 increased by 29.1% or $5,592,953 to $24,827,119. The increase in cost of sales in 2016 was due to higher net sales in 2016. As a percentage of net sales pro forma cost of sales in 2016 was 70.6% compared to 69.7% in 2015.

Selling expenses: Selling expenses during the ten months ended was $3,473,272 compared to $3,960,768 during the year ended December 31, 2015. On a pro forma basis, the selling expenses during full year 2016 was $4,186,291 compared to $3,960,768. The increase in selling expenses in 2016 was due to additional compensation costs arising from increased net sales.

General and administrative: General and administrative expenses during the ten months ended October 31, 2016 was $2,229,069 and $2,709,955 during the year ended December 31, 2015. On a pro forma basis the general and administrative expenses during the full year 2016 was $2,691,712 compared to $2,709,955 in 2015.

Liquidity and Capital Resources

At October 31, 2016, BRJ Inc. had working capital of $7,594,514 compared to working capital of approximately $5,710,756 at December 31, 2015. The increase in working capital was primarily due operating profits during the ten months ended October 31, 2016. During the ten months ended October 31, 2016, operating activities provided cash of approximately $2,964,000 compared to cash of approximately $79,000 provided during the year ended December 31, 2015.

During the ten months ended October 31, 2016, BRJ Inc.’s operations, after adjusting for non-cash items, provided approximately $2,981,000 of cash. Changes in working capital items used approximately $17,000 of cash during the ten months ended October 31, 2016. During the year ended December 31, 2015, BRJ Inc.’s operations provided approximately $1,839,000 of cash, and working capital items used approximately $1,760,000 of cash.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2016 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements:

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

Revenue Recognition- A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Costs incurred on jobs in process include all direct material and labor costs and certain indirect costs. General and administrative costs are charged to expense as incurred.

The balance of our revenue is related to fulfilling orders for the products we distribute which do not meet the criteria for revenue recognition under the POC method; revenue for these orders is recognized at the time of shipment.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the Transition Period ended December 31, 2016 and for the years ended September 30, 2016 and 2015 follow Item 14, beginning at page F-1.

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

A&C’s report on our financial statements for the fiscal year ended September 30, 2015 did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles, however such year-end report did contain a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this transition report, concluded that our disclosure controls and procedures were effective. Our Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and has determined our controls were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

Management excluded the BRJ LLC's business from its report on internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Transition Period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and our other highest paid executive officers (collectively, our “named executive officers”) for the Transition Period (T 2016) ended December 31, 2016 and for the fiscal years ended September 30, 2016 (2016) and 2015 (2015).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred DiSanto(1)	T2016	-	-	-	-	-	-	-	-
CEO	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Brian Hopkins	T2016	-	-	-	-	-	-	-	-
Former Pres. and CEO(2) and (4)	2016	-	-	-	$4,898	-	-	-	$4,898
	2015	-	-	-	-	-	-	-	-
Steven N. Bronson(3)	2016	-	-	-	-	-	-	-	-
Former Pres. and CEO	2015	-	-	-	-	-	-	-	-

(1)	Fred DiSanto was appointed to his position on November 1, 2016.

(2)	Brian Hopkins was appointed to his positions on April 8, 2016 and resigned from them on November 1, 2016.

(3)	Steven N. Bronson was appointed to his positions in September 1998 and resigned from them on April 8, 2016. In September 2002, we entered into an agreement with Mr. Bronson, which provided that, effective October 1, 2002, Mr. Bronson waived and would not receive a salary from our company.

(4)	Value of option awards is the dollar amount recognized for financial statements reporting purposes.

Employment Agreements

We do not currently have an employment agreement in place with our Chief Executive Officer, nor do we currently intend to provide compensation to our Chief Executive Officer in his capacity as such.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding our outstanding equity awards as of December 31, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brian Hopkins	1,247	8,104	-	$16.00	4/8/2031	-	-	-	-

Jeff Anderson	1,247	8,104	-	$16.00	4/8/2031	-	-	-	-

Compensation of Directors

The table below summarizes the compensation paid by us to directors for the Transition Period ended December 31, 2016.

Director Compensation Table

We did not compensate our directors during the Transition Period ended December 31, 2016.

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

As of December 31, 2016, we have 42,596 options outstanding under the Equity Incentive Plan. In connection with the closing of the transactions under the SPA, we granted options to purchase 23,738 shares of common stock to Ancora and options to purchase 9,351 shares of common stock to each of Messrs. Hopkins, Anderson and Bronson, of which Mr. Bronson forfeited options to purchase 9,195 shares of common stock upon his resignation as a director on May 16, 2016.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2017 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our present directors and executive officers, and (c) all of our present directors and executive officers as a group.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Executive Officers and Directors:

Carl Grassi (3)	37,037	2.9%

Fred DiSanto(4)	431,131	33.7%

Brian Hopkins(5)	5,729	*

Jeff Anderson(5)	5,729	*

All executive officers and directors as a group (4 persons)	479,626	37.4%

5% Stockholders:

Ancora Advisors, LLC(6)	394,096	30.8%

*	Less than one percent of outstanding shares.

(1)	The address of each person is c/o Regional Brands Inc., 6060 Parkland Boulevard Cleveland, Ohio 44124.

(2)	The calculation in this column is based upon 1,274,603 shares of common stock outstanding on March 17, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable or that are convertible or exercisable within 60 days of March 17, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The Shares owned by The Laura L.Grassi Restatement of Trust UAD 3/10/0505, of which Laura L. Grassi, Mr. Grassi's wife, is the trustee.

(4)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, 5,143 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 17, 2017, and 18,147 shares owned directly by Mr. DiSanto’s wife. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto is the Chief Executive Officer of Ancora. By virtue of this relationship, Mr. DiSanto may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto disclaims beneficial ownership of the shares that he does not directly own.

(5)	Includes 2,026 shares subject to options that are currently exercisable or exercisable within 60 days of March 17, 2017.

(6)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, and 5,143 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 17, 2017. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. By virtue of this relationship, Ancora may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Ancora disclaims beneficial ownership of the shares that it does not directly own.

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

Management Services Agreements

Ancora

On April 8, 2016, in connection with the transactions contemplated by the SPA, we entered into a Management Services Agreement (the “MSA”) with Ancora, whereby Ancora agreed to provide specified services to us in exchange for a quarterly management fee in an amount equal to 0.14323% of our stockholders’ equity (excluding cash and cash equivalents) as shown on our balance sheet as of the end of each of our fiscal quarters. The management fee with respect to each fiscal quarter is paid no later than 10 days following the issuance of our financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the transition period ended December 31, 2016 and for the fiscal year ended September 30, 2016, Ancora agreed to waive payment of the management fee.

Lorraine Capital, LLC

On November 1, 2016, in connection with the Transactions, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. As of December 31, 2016, $36,000 has been accrued as payable to Lorraine Capital, LLC under the BRJ MSA.

Under its LLC Agreement, BRJ LLC is overseen by a five-member Board of Managers, with three of the initial managers nominated by Lorraine Capital, LLC and two of the initial managers nominated by Regional Brands. In the event the BRJ MSA is terminated for any reason, then either Regional Brands or (in the event the BRJ MSA is terminated by Regional Brands) Lorraine Capital, LLC may elect to have BRJ LLC repurchase the Lorraine Parties’ entire membership interest in BRJ LLC for the fair market value thereof as determined by an independent appraiser (or the amount the Lorraine Parties’ would have received upon the closing of a Qualified Offer, if one is then outstanding). If the membership interests of the Lorraine Parties are so redeemed, Regional Brands will be entitled to remove all of the members of the Board of Managers nominated by Lorraine Capital, LLC and will have the sole right to appoint the full Board of Managers. If the Lorraine Parties’ membership interests are not so redeemed (other than due to a breach of the LLC Agreement), Lorraine Capital, LLC will retain the right to appoint two members of the Board of Managers and Regional Brands will have the right to appoint three members of the Board of Managers. In either of the foregoing cases, the Lorraine Parties’ consent will no longer be required to make any major decisions that would have otherwise required the consent of all of the members under the LLC Agreement.

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

Loan Agreement

Under the Loan Agreement, we agreed to loan $7,500,000 to our subsidiary BRJ LLC. We participated $358,696 of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BJR LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

Airways Door Service, Inc.

We have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. We paid ADSI for its services approximately $277,500 during the 2016 Transition Period. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $7,500 during the 2016 Transition Period.

Director Independence

As our common stock is currently traded on the OTC, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included in its Forms 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for the audit of the Transition Period ended December 31, 2016 by our principal accountant, Freed Maxick CPAs, P.C was $21,000. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit for the year ended September 30, 2016 was $7,500. The aggregate fees billed or to be billed for professional services rendered by our former principal accountant, Anton and Chia, LLP, for audit and review services for the year ended September 30, 2015 was $18,019. For the Transition Period ended December 31, 2016 and the fiscal years ended September 30, 2016 and 2015, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

During the Transition Period ended December 31, 2016, our principal accountant Freed Maxick CPAs billed us $112,500 for the audits and reviews of B.R. Johnson, LLC and its predecessor's financial statements for the years ended December 31, 2015, 2014, six months ended June 30, 2016 and 2015, for the ten months ended October 31, 2016 and two months ended December 31, 2016.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the Transition Period ended December 31, 2016 and fiscal years ended September 30, 2016 and 2015 were $0, $0 and $0, respectively.  The aggregate fees billed for professional services rendered by our former principal accountant, Anton and Chia, LLP, for preparation of tax returns during the fiscal years ended September 30, 2016 and 2015 were $0 and $0, respectively.

All Other Fees

During the Transition Period ended December 31, 2016, our principal accountant, Freed Maxick CPAs, billed us $33,500 for the due diligence work preformed for us in connection with our acquisition of BRJ Inc. The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., and our former principal accountant, Anton and Chia, LLP, during the fiscal years ended September 30, 2016 and 2015 were $0 and $0, respectively.

We do not have an Audit Committee. Our Board pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

2.1	Asset Purchase Agreement, dated as of November 1, 2016, by and among B. R. Johnson, Inc., William A. Harfosh, Michael V. Howard, Anthony C. Minieri, Arthur P. Brillanti, B.R. Johnson, LLC, William J. Maggio, Charles A. Rider, Richard F. Gioia and Justin M. Reich (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.1	Certificate of Incorporation of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.2	Amended and Restated Bylaws of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.3	Certificate of Amendment to the Certificate of Incorporation of Regional Brands Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 3, 2017).

4.1	Form of Subscription Agreement of Regional Brands Inc., dated as of November 1, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.1	Credit and Security Agreement, dated as of November 1, 2016, by and among B.R. Johnson, LLC, the lending institutions party thereto and KeyBank National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.2	Subordinated Promissory Note, dated as of November 1, 2016, issued by B.R. Johnson, LLC in favor of B. R. Johnson, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.3	Loan and Security Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC and Regional Brands Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.4	Management Services Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC, and Lorraine Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.5	Limited Liability Company Agreement of B.R. Johnson, LLC, dated as of November 1, 2016, by and among Lorraine Capital, LLC, Regional Brands Inc. and BRJ Acquisition Partners, LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.6	Securities Purchase Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.7	Registration Rights Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.8	Management Services Agreement between the Company and Ancora Advisors, LLC, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.9#	Regional Brands Inc. 2016 Equity Incentive Plan, dated April 8, 2016 (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.10	Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012).

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004).

16.1	Letter from Anton and Chia, LLP (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed by the Company on November 18, 2016).

21.1*	Subsidiaries of Regional Brands Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

REGIONAL BRANDS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regional Brands Inc.

We have audited the accompanying consolidated balance sheets of Regional Brands Inc. as of December 31, 2016 and September 30, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the three month period ended December 31, 2016 and for the year ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Brands Inc. as of December 31, 2016 and September 30, 2016, and the results of its operations and its cash flows for the three month period ended December 31, 2016 and the year ended September 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 31, 2017

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

/s/ Anton and Chia, LLP

Anton and Chia, LLP
Newport Beach, CA
January 6, 2016

REGIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	September 30,	September 30,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,752,462	$2,525,988	$1,495
Short-term investments	952,208	2,186,889	-
Accounts receivable, net of allowance for doubtful accounts	5,717,369	-	-
Inventories, net	1,594,264	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	894,261	-	-
Prepaid expenses and other current assets	248,935	-	-
Total current assets	14,159,499	4,712,877	1,495

Equipment, net	461,828	-	-
Intangibles, net	6,316,666	-	-
Goodwill	3,013,287	-	-
Other assets	96,667	-	-
Total assets	$24,047,947	$4,712,877	$1,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$467,248	$-	$3,206
Accrued expenses and other current liabilities	618,844	-	-
Line of credit	2,272,710	-	-
Current portion of senior subordinated note	14,348	-	-
Working capital liability due to Seller	1,107,872	-	-
Billings in excess of costs and estimated earnings on uncompleted contracts	438,883	-	-
Related party note and interest payable	-	-	234,934
Total current liabilities	4,919,905	-	238,140

Senior subordinated note	222,809	-	-
Subordinated term note	2,500,000	-	-
Total liabilities	7,642,714	-	238,140

Commitments (Note 10)

Stockholders' equity (deficit)
Preferred stock $.01 par value, authorized 5,000,000 issued and outstanding -none	-	-	-
Common stock $.00001 par value, 50,000,000 authorized and 1,274,603, 380,205 and 9,764 shares issued and outstanding, respectively	13	4	1
Additional paid-in capital	20,311,645	8,221,556	3,198,347
Accumulated deficit	(4,008,441)	(3,509,446)	(3,434,993)
Accumulated other comprehensive gain(loss)	(5,464)	763	-
Total Regional Brands Inc. stockholders' equity (deficit)	16,297,753	4,712,877	(236,645)
Noncontrolling interest in consolidated subsidiary	107,480	-	-
Total stockholders equity (deficit)	16,405,233	4,712,877	(236,645)
Total liabilities and stockholders' equity (deficit)	$24,047,947	$4,712,877	$1,495

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Transition Periods Ended December 31, 2016 and 2015)

(Fiscal Years ended September 30, 2016 and September 30, 2015)

		Transition Period
	Transition Period	From October 1, 2015
	From October 1, 2016	to
	to	December 31, 2015	Fiscal Year	Fiscal Year
	December 31, 2016	(unaudited)	2016	2015

Net Sales	$6,748,263	$-	$-	$-
Cost of sales	4,951,678	-
Gross profit	1,796,585	-	-	-

Operating expenses:
Selling	713,019	-	-	-
General and administrative	515,536	6,305	91,274	22,744
Amortization of intangible assets	458,334	-	-	-
Total operating expenses	1,686,889	6,305	91,274	22,744

Operating income (loss)	109,696	(6,305)	(91,274)	(22,744)

Other income (expense):
Other income (expense)	4,941	666	18,332	(650)
Interest expense	(137,168)	(4,568)	(1,511)	(16,366)
Interest income	4,131	-	-	-
Acquisition transaction related costs	(500,849)	-	-	-
	(628,945)	(3,902)	16,821	(17,016)

Loss before income taxes	(519,249)	(10,207)	(74,453)	(39,760)

Income tax provision	800	-	-	-

Net loss	(520,049)	(10,207)	(74,453)	(39,760)

Less: Loss to noncontrolling interest	(21,054)	-	-	-
Net loss attributable to common stockholders	(498,995)	(10,207)	(74,453)	(39,760)

Other Comprehensive Income (loss):
Unrealized gain (loss) on investments	(6,227)	-	763	-

Comprehensive loss attributable to common stockholders	$(505,222)	$(10,207)	$(73,690)	$(39,760)

Net loss per share per common share- basic and diluted	$(0.51)	$(1.10)	$(0.40)	$(4.07)

Weighted average common shares outstanding - basic and diluted	969,915	9,261	186,887	9,764

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(Transition Period Ended December 31, 2016)

(Fiscal Years ended September 30, 2016 and September 30, 2015)

					Accumulated		Stockholders'
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Paid-in capital	Deficit	Gain (Loss)	Interest	(Deficiency)

Balance at September 30, 2014	9,764	$1	$3,198,347	$(3,395,233)	$-	$-	$(196,885)
Net loss	-	-	-	(39,760)	-	-	(39,760)
Balance at September 30, 2015	9,764	1	3,198,347	(3,434,993)	-	-	(236,645)

Issuance of common stock	351,919	3	4,749,997	-	-	-	4,750,000
Issuance of common stock to satisfy notes payable	18,522	-	250,000	-	-	-	250,000
Stock based compensation	-	-	23,212	-	-	-	23,212
Net loss	-	-	-	(74,453)	-	-	(74,453)
Unrealized gain	-	-	-	-	763		763
Balance at September 30, 2016	380,205	$4	$8,221,556	$(3,509,446)	$763	$-	$4,712,877

Issuance of common stock	894,393	9	12,074,302	-	-	-	12,074,311
Stock based compensation	-	-	15,787	-	-	-	15,787
Noncontrolling interest, net of expenses	-	-	-	-	-	128,534	128,534
Fractional shares issued in reverse stock split	5	-	-	-	-	-	-
Net loss	-	-	-	(498,995)		(21,054)	(520,049)
Unrealized loss	-	-	-	-	(6,227)	-	(6,227)

Balance at December 31, 2016	1,274,603	$13	$20,311,645	$(4,008,441)	$(5,464)	$107,480	$16,405,233

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Transition Periods Ended December 31, 2016 and 2015)

(Fiscal Years ended September 30, 2016 and September 30, 2015)

		Transition Period
	Transition Period	From October 1, 2015
	From October 1, 2016	to
	to	December 31, 2015	Fiscal Year	Fiscal Year
	December 31, 2016	(unaudited)	2016	2015

Cash flows from operating activities:
Net loss	$(520,049)	$(10,207)	$(74,453)	$(39,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	15,787	-	23,212	-
Depreciation and amortization	16,689	-	-	-
Amortization of debt issuance costs	4,191	-	-	-
Amortization of intangibles	458,334	-	-	-
Changes in operating assets and liabilities
Accounts receivable	(354,941)	-	-	-
Inventories	(218,144)	-	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	(331,006)	-	-	-
Prepaid expenses and other assets	(133,417)	-	-	-
Accounts payable	(181,626)	-	-	-
Accrued expenses and other current liabilities	211,963	6,568	4,260	6,866
Working capital liability due to Seller	8,287	-	-	-
Billings in excess of costs and estimated earnings on uncompleted contracts	244,236	-	-	-
Net cash used by operating activities	(779,696)	(3,639)	(46,981)	(32,894)

Cash flows from investment activities:
Purchase of equipment	(30,805)	-	-	-
Business acquisition	(12,900,000)	-	-	-
Purchase of short- term investments	(25,557)	-	(2,186,126)	-
Short-term investments reclassified as cash and cash equivalents	1,254,011	-	-	-
Net cash used by investment activities	(11,702,351)	-	(2,186,126)	-

Cash flows from financing activities:
Proceeds from sale of common stock	12,074,311	-	4,750,000	-
Proceeds from senior subordinated note	358,696	-	-	-
Financing costs related to senior subordinated note	(125,730)	-	-	-
Sale of subsidiary interest to noncontrolling interest, net of expenses	128,534	-	-	-
Borrowings from line of credit	2,272,710	-	-	-
Proceeds from related party note payable	-	3,500	7,600	32,900
Net cash provided by financing activities	14,708,521	3,500	4,757,600	32,900

Net increase (decrease) in cash	2,226,474	(139)	2,524,493	6

Cash at beginning of period	2,525,988	1,495	1,495	1,489

Cash at end of period	$4,752,462	$1,356	$2,525,988	$1,495

Cash paid for :
Income taxes	$800	$-	$-	$-
Interest	$111,700	$-	$-	$-

Non-cash investing and financing activities:
Repayment of related party note payable and accrued interest by issuance of common shares	$-	$-	$250,000	$-
Subordinated term note- seller note to finance a business acquisition	$2,500,000	$-	$-	$-
Working capital payment liability to the seller for a business acquisition	$1,099,585	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Regional Brands Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware in 1986. Regional Brands Inc. is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 (See Note 2) the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings.

Basis Of Presentation at September 30, 2015- The accompanying financial statements were prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had accumulated a deficit of approximately $3.4 million through September 30, 2015.   As of September 30, 2015 the Company had no principal operations or significant revenue producing activities, which raised substantial doubt about its ability to continue as a going concern. The Company's financial statements did not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might have been necessary should the Company be unable to continue as a going concern. The Company's ability to establish itself as a going concern was dependent on its ability to merge with another entity. The outcome of this matter could not be determined at that time.

As detailed in other Notes to the Financial Statements, subsequent to September 30, 2015, the Company has raised additional capital and its majority-owned subsidiary acquired substantially all of the assets BRJ Inc., a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings.

Change in fiscal year end.- On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from October 1, 2016 to December 31, 2016 (the "Transition Period 2016"). For comparative purposes, an unaudited consolidated statement of operations and comprehensive loss and a statement of cash flows are included for the period October 1, 2015 to December 31, 2015 (the "Transition Period 2015"). The Transition Period 2015 has not been audited and is derived from the books and records of the Company. In the opinion of management, the Transition Period 2015 reflects all adjustments necessary to present the financial position and the results of operations in accordance with generally accepted accounting principles.

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc. and its majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs and the recognition of unapproved change orders and claims.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of potential common shares issued is anti-dilutive.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and line of credit. Fair values were assumed to approximate carrying values for these financial instruments and the line of credit is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2016:

Assets	Level 1	Level 2	Level 3	Balance at September 30, 2016
Marketable Equity Securities	$932,878	$—	$—	$932,878
Money Market Funds	$2,525,988	$—	$—	$2,525,988
Certificates of Deposit	$1,254,011	$—	$—	$1,254,011

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of September 30, 2016.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016:

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2016
Marketable Equity Securities	$952,208	$—	$—	$952,208
Money Market Funds	$3,492,895	$—	$—	$3,492,895
Certificates of Deposit	$1,256,216	$—	$—	$1,256,216

The Company does not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of December 31, 2016.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents on the accompanying balance sheet are money market funds and a certificate of deposit whose adjusted costs approximate fair value.

Short-Term Investments – The Company’s investments are classified as available for sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The investments are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. During the year ended September 30, 2016, the Company purchased cumulative GDL FD Cumulative Preferred Series B Shares for $932,115 and had an unrealized gain of $763. During the transition period ended December 31, 2016, the Company purchased 1,000 Special Opportunity FD INC PFD Convertible Series 3.5% for $25,557.

During the Transition Period ended December 31, 2016, the Company had an unrealized loss of $6,227.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting accumulated other comprehensive loss for the transition periods ended December 31, 2016 and 2015 and for the years ended September 30, 2016 and 2015.

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

Revenue Recognition- A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Costs incurred on jobs in process include all direct material and labor costs and certain indirect costs. General and administrative costs are charged to expense as incurred.

The balance of our revenue is related to fulfilling orders for the products we distribute which do not meet the criteria for revenue recognition under the POC method; revenue for these orders is recognized at the time of shipment.

Accounts Receivable and Allowance for Doubtful Accounts- Accounts receivable are recorded at their invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay As of December 31, 2016, our allowance was doubtful accounts was $150,000 and none at September 30, 2016 and 2015. As of December 31, 2016 we had retainage receivable of $367,081, and none at September 30, 2016 and 2015, included in accounts receivable in the accompanying consolidated balance sheets.

Precontract Costs- Precontract costs are charged to operations as incurred.

Inventories- Inventory is valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of December 31, 2016, the work-in-process inventory was $942,340 included in inventories in the accompanying balance sheet. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was $60,000 as of December 31, 2016.

Equipment -Equipment is stated at cost. Depreciation and amortization is computed using straight-line methods at rates adequate to amortize the cost of the various classes of assets over their estimated service lives, ranging from two to fifteen years. Depreciation and amortization expense for the transition period ended December 31, 2016 was $16,689. There was no depreciation expense for the fiscal years ended September 30, 2016 and 2015 and for the transition period ended December 31, 2015.

Long lived assets, Identifiable Intangible Assets and Goodwill - Long lived assets, identifiable intangibles assets and goodwill are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. With respect to goodwill, the Company tests for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors that could trigger an impairment review include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends.

Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales, capital investments and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.

When performing its evaluation of goodwill for impairment, if the Company concludes qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required. If the Company is unable to reach this conclusion, then the Company would perform the two-step impairment test. Initially, the fair value of the reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognizes a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and asset impairment including projecting revenues, interest rates and the cost of capital. Many of the factors used in assessing fair value are outside the Company's control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event the Company's planning assumptions are modified resulting in impairment to the Company's assets, the associated expense would be included in the consolidated statements of operations, which could materially impact the Company's business, financial condition and results of operations. No impairment test was required as of December 31, 2016.

Business Combinations- We account for our acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations.

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

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. As of December 31, 2016, two customers accounted for 24% of the accounts receivable.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2016 and September 30, 2016 or 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the transition periods ended December 31, 2016 and 2015 and the fiscal years ended September 30, 2016 and 2015, the Company recognized no interest and penalties.

Recent Accounting Pronouncements –

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

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when they become effective and permit the use of either a retrospective or cumulative effect transition method. We are currently evaluating the alternative methods of adoption and the effect of this guidance on our consolidated financial statements and related disclosures. We are also in the process of identifying material contracts and revenue streams that are potentially impacted by this guidance. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

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

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases" to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its financial position and/or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. The Company adopted the provisions of this ASU for the transition period ended December 31, 2016.  The adoption of this ASU resulted in the presentation of debt issuance costs on our balance sheet being treated as a direct reduction of the carrying amount of the debt liability.  See Note 6, Debt for the relevant disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating its implementation approach and assessing the impact of ASU 2017-04 on our financial position and results of operations.

NOTE 2. ACQUISITION OF B.R. JOHNSON, INC.

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

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $16.5 million including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Company’s debt agreements, as described below, and working capital adjustments of approximately $1.1 million. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of a subordinated loan and $3.81 million in preferred equity of BRJ LLC which is eliminated in consolidation with the remainder from bank financing, the Note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

Purchase price
Amount paid as cash consideration	$12,900,000
Subordinated term note- seller note	2,500,000
Working capital payment	1,099,585
Total purchase price	$16,499,585

Allocation of Purchase Price - The purchase price was determined in accordance with the accounting treatment of the acquisition as a business combination in accordance with FASB ASC 805.  Under the guidance, the fair value of the consideration was determined and the assets and liabilities of the acquired business, BRJ Inc., have been recorded at their fair values at the date of the acquisition.  The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions.  The Company allocated $6,000,000 of the purchase price to intangible assets relating to certain covenants not to compete, which management estimates has a useful life of five years. Amortization expense amounted to $200,000 during the transition period ended December 31, 2016 and is estimated to be $1,200,000 in 2017 and in each of the succeeding years until fully amortized in November 2021. In addition, the Company allocated $775,000 to unbilled backlog, which management estimates has a useful life of six months. During the transition period ended December 31, 2016, $258,834 was amortized and the balance of $516,166 will be amortized in 2017. After allocation of fair values to identifiable assets and liabilities, the excess of the purchase price amounting to $3,013,287 was allocated to goodwill. The amortization of goodwill will be deductible for tax purposes. The following table summarizes the allocation of the purchase price for the acquisition of BRJ Inc.

Accounts receivable	$5,362,428
Inventories	1,376,120
Costs and estimated earnings in excess of billings on uncompleted contracts	563,255
Prepaid expenses and other current assets	115,518
Equipment	447,712
Covenants not to compete	6,000,000
Unbilled backlog	775,000
Goodwill	3,013,287
Other assets	96,667
Accounts payable	(648,874)
Accrued expenses and other current liabilities	(406,881)
Billings in excess of costs and estimated earnings on uncompleted contracts	(194,647)

$16,499,585

BRJ LLC's operating results are included from the date of acquisition, November 1, 2016, and portions of subordinated debt and equity are eliminated in consolidation.

Unaudited Pro Forma Results – The unaudited pro forma supplemental information is based on estimates and assumptions which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2015. The unaudited pro forma supplemental information includes incremental interest costs and intangible asset amortization charges as a result of the acquisition, net of the related tax effects.

Unaudited pro forma results for the years ended December 31,

	2015	2016
Net Sales	$27,612,825	$35,158,971
Gross profit	8,378,659	10,331,852
Amortization of intangibles	1,975,000	1,200,000
Net income (loss)	$(521,053)	$1,143,113
Earnings (loss) per share- basic	$(0.58)	$1.26
Earnings (loss) per share- diluted	$(0.58)	1.20

NOTE 3. CONTRACTS IN PROCESS

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the accompanying balance sheet as an asset as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the accompanying balance sheet as a liability as billings in excess of costs and estimated earnings. The following is information with respect to uncompleted contracts:

December 31, 2016

Costs incurred on uncompleted contracts	$8,246,796

Estimated earnings	2,273,388

10,520,184

Less: billings to date	(10,064,806)

$455,378
Included on the balance sheet as follows:
Under current assets

Costs and estimated earnings in excess of billings on uncompleted contracts	$894,261

Under current liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts	(438,883)

$455,378

Prior to acquisition of BRJ Inc. on November 1, 2016 (See Note 2), the Company did not have any contracts in process.

NOTE 4. EQUIPMENT

Equipment is summarized as follows:

	Estimated Useful Life	December 31, 2016
Vehicles	3 years	$188,019

Warehouse and shop tools and equipment	2 – 15 years	170,510

Office and showroom furniture and computer equipment	2 – 7 years	95,145

Computer software	2 – 5 years	24,843

		478,517

Less accumulated depreciation and amortization		(16,689)
		$461,828

Prior to acquisition of BRJ Inc. on November 1, 2016 (See Note 2), the Company did not have any equipment.

NOTE 5. INTANGIBLE ASSETS

Intangible assets arose from the BRJ Inc. acquisition (See Note 2) and consist of the following:

	Estimated	December 31,
	life	2016
Covenants not to compete	5 years	$6,000,000
Unbilled backlog	6 months	775,000
		6,775,000
Less : accumulated amortization		(458,334)
Net		$6,316,666

Amortization expense related to these intangible assets amounted to $458,334 during the transition period ended December 31, 2016.

Future amortization expense for the years ending December 31,
2017	$1,716,166
2018	1,200,000
2019	1,200,000
2020	1,200,000
2021	1,000,000
Total	$6,316,166

NOTE 6. DEBT

Credit Facility

In November 2016, BRJ LLC entered into a credit agreement with KeyBank, N.A. Under the credit agreement, BRJ LLC may borrow up to an aggregate amount of $6,000,000 (the “Credit Facility”) under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default. At the closing of the Acquisition, approximately $1,900,000 was drawn under the Credit Facility to pay a portion of the purchase price and costs associated with the Acquisition, with the balance being available for general working capital of BRJ LLC.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

The effective rate at December 31, 2016 was 3.19%. The aggregate borrowing outstanding under the Credit Facility at December 31, 2016 was $2,272,710 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2017. In connection with Credit Facility, the Company incurred expenses of approximately $100,000 that was charged to operations as interest expenses during the transition period ended December 31, 2016.

Senior Subordinated Debt

BRJ LLC borrowed an aggregate of $7,500,000 (the “Subordinated Loan”) pursuant to a Loan and Security Agreement (the "Loan Agreement") with the Company. The Company provided $7,141,304 of the funding and $358,696 was participated. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BRJ LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

BRJ LLC incurred expenses of $125,730 in connection with this borrowing. This amount is treated as debt discount and adjusted with the carrying value of debt. The debt discount is being amortized over the life of the debt of five years. Amortization expense was $4,191 during the transition period ending December 31, 2016, and the unamortized debt discount balance at December 31, 2016 was $121,539.

The amount of the debt that was participated, net of the unamortized debt discount, is shown in the accompanying balance sheet as Senior Subordinated Debt and had a balance outstanding of $237,157 at December 31, 2016.

Subordinated Term Note

On November 1, 2016, BJR LLC issued a $2,500,000 subordinated promissory note to BRJ Inc. as part of the purchase price for the Acquisition (the “Note”). The Note is payable to BRJ Inc. and accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021. The Note is subordinated to the Credit Facility and the Loan Agreement.

Scheduled maturities of debt at December 31, 2016 are:

2017	$14,348
2018	86,413
2019	278,696
2020	283,478
2021	2,195,761
$2,858,696
Less: Debt financing costs, net	121,539
$2,737,157

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

On November 1, 2016, the Company completed a private placement in which it issued 894,393 shares of its common stock and received aggregate gross proceeds of $12,074,306.

On November 1, 2016, BRJ LLC sold 4.78% of its preferred membership interests for aggregate net proceeds of $128,534, and this amount is included in noncontrolling interest in the accompanying consolidated financial statements. BRJ LLC’s Limited Liability Company Agreement provides for distributions of available cash to be made to the preferred members until they receive a cumulative preferred return of five percent per annum, compounded annually, on their unreturned preferred capital.

NOTE 8. EQUITY INCENTIVE PLAN

On April 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of shares of the Company's common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options is 135,000. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. The Company did not grant any options during the transition period ended December 31, 2016. During the fiscal year ended September 30, 2016, the Company issued stock options that vest in 60 equal monthly installments and expire in 15 years.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the fiscal year ended September 30, 2016:

Volatility	52.1%
Expected term	7 years
Risk-free interest rate	1.47%
Expected dividend yield	0%

A summary of all stock option activity for the transition period ended December 31, 2016 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, September 30, 2016	42,596	$16.00

Options granted	-	$-

Options exercises	-	$-

Options cancelled/forfeited	-	$-

Outstanding, December 31, 2016	42,596	$16.00	14.3 years	$-

Exercisable, December 31, 2016	5,814	$16.00	14.3 years	$-

Expected to vest, December 31, 2016	36,782	$16.00	14.3 years	$-

The Company granted 51,791 options during the fiscal year ended September 30, 2016. No options were exercised during the fiscal year ended September 30, 2016 or the transition period ended December 31, 2016. The fair value of options that vested during the fiscal year ended September 30, 2016 amounted to approximately $23,212 and the Company recorded stock compensation expense for options vesting during the year ended September 30, 2016 of $23,212. During the transition period ended December 31, 2016, the Company did not grant any options and the fair value of options that vested during the transition period ended December 31, 2016 amounted to approximately $15,787 and the Company recorded compensation expense for options vested during the transition period ended December 31, 2016 of $15,787.

The weighted-average grant date fair value of options granted and vested during the transition period ended December 31, 2016 and during the fiscal year ended September 30, 2016 was $7.41 and $6.29, respectively.

At December 31, 2016, there was approximately $277,730 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 4.2 years.

NOTE 9. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”), between the Company and Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s shareholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the transition period ended December 31, 2016 and for the fiscal year year ended September 30, 2016, Ancora Advisors, LLC agreed to waive payment of the management fee.

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

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. As of December 31, 2016, $36,000 has been accrued as payable to Lorraine Capital, LLC under the BRJ MSA.

We have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. We paid ADSI for its services approximately $277,500 during the transition period ended December 31, 2016. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $7,500 during the transition period ended December 31, 2016.

NOTE 10. COMMITMENTS

The Company leases its primary facility in East Syracuse, NY under a five year agreement that expires on October 31, 2021 with an option to extend the term for an additional five years. The Company also leases a facility in Rochester, NY that expires on July 31, 2019. Rent expense for these facilities amounted to $51,000 during the transition period ended December 31, 2016. The minimum lease payments during our fiscal years under the lease are as follows:

2017	$306,000
2018	306,000
2019	293,500
2020	276,000
2021	230,000
Total	$1,411,500

The Company also leases automobiles and delivery vehicles under noncancellable operating leases that expire in 2018. The minimum lease payments for the years ending December 31, 2017 and 2018 are $67,314 and $44,390, respectively.

The Company is a member of a captive insurance entity, to provide for the potential liabilities for certain risks including workers’ compensation, general liability, and automotive. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors. As of December 31, 2016 no liability has been recorded because a material liability for additional costs is considered remote. As a member of the captive insurance entity, the Company was required to provide an equity contribution of $30,000 and a dividend pool contribution of $66,667, which are included in other assets on the accompanying balance sheets as of December 31, 2016.

NOTE 11. INCOME TAXES

The income tax provision (benefit) for the transition periods ended December 31, 2016 and 2015 and for the fiscal years ended September 30, 2016 and 2015 is summarized in the following table.

	Transition period ended		Fiscal Year Ended
	December 31,	December 31,	September 30,	September 30,
	2016	2015	2016	2015

Current:

Federal	$-	$-	$-	$-
State	800	-

Total current	800	-	-	-

Deferred
Federal	(145,397)	(3,470)	(3,894)	(13,518)

State	(23,759)	(561)	55,288	(2,187)

Total deferred	(169,156)	(4,031)	51,394	(15,705)

Less increase (decrease) in allowance	169,156	4,031	(51,394)	15,705

Net deferred	-	-	-	-

Total income tax provision	$800	$-	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below.

	December 31,	September 30,	September 30,
	2016	2016	2015

Deferred tax assets (liabilities) :
Net operating loss carryforwards	$452,780	$453,892	$505,286
Investment in subsidiary	189,030
	641,810	453,892	505,286
Less valuation allowance	(623,047)	(453,892)	(505,286)
Total deferred tax assets	18,763	-	-
Deferred Tax Liabilities
Prepaid expenses	(18,763)	-	-
Total Deferred Tax Liabilities	(18,763)
Net deferred tax assets	$-	$-	$-

The Company has approximately $1,180,000 in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income. These carryforwards begin to expire in various years between 2018 and 2031. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

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

During the transition periods ended December 31, 2016 and 2015 and during fiscal years ended September 30, 2016 and 2015 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

	Transition period ended		Fiscal Year Ended
	December 31,	December 31,	September 30,	September 30,
	2016	2015	2016	2015

Statutory United States Federal rate	34.0%	34.0%	34.0%	34.0%
State income taxes net of federal benefit	4.4%	3.6%	3.6%	3.6%
Permanent differences and other adjustments	-6.0%	-	-8.9%	-
Correct NOL Asset	-	-	-96.0%	-
Changes in valuation reserves	-32.4%	-37.6%	67.3%	-37.6%

Effective tax rate (provision) benefit	0.0%	0.0%	0.0%	0.0%

NOTE 12. SUBSEQUENT EVENTS

On March 2, 2017, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to reduce the number of shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), the Company is authorized to issue from 50,000,000 to 3,000,000 shares and to reduce the number of shares of Preferred Stock the Company is authorized to issue from 5,000,000 to 50,000 shares. The Amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

B.R. Johnson, Inc.

FINANCIAL STATEMENTS

CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-25

Financial Statements:

Balance Sheets	F-26

Statements of Income and Retained Earnings	F-27

Statements of Cash Flows	F-28

Notes to the Financial Statements	F-29 – F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

B.R. Johnson, Inc.

East Syracuse, New York

We have audited the accompanying balance sheets of B.R. Johnson, Inc. as of October 31, 2016 and December 31, 2015, and the related statements of income and retained earnings, and cash flows for the ten month period ended October 31, 2016 and the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.R. Johnston, Inc. at October 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the ten month period ended October 31, 2016 and the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 31, 2017

B.R. Johnson, Inc.

(Predecessor to Regional Brands, Inc.)

BALANCE SHEETS

	As of
	October 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$1,883,212	$903,607
Accounts receivable, net of allowance for doubtful accounts	5,362,428	6,129,890
Inventories, net	1,376,120	1,302,878
Costs and estimated earnings in excess of billings on uncompleted contracts	563,255	380,544
Prepaid expenses and other current assets	116,389	89,766
Total current assets	9,301,404	8,806,685

Equipment, net	423,212	403,035
Other assets	181,928	85,160
Total assets	$9,906,544	$9,294,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$648,876	$862,014
Accrued expenses and other current liabilities	463,367	524,232
Accrued distributions to stockholders	400,000	1,384,200
Billings in excess of costs and estimated earnings on uncompleted contracts	194,647	325,663
Total current liabilities	1,706,890	3,096,109

Total liabilities	1,706,890	3,096,109

Commitments (Note 7)	-	-

Stockholders' equity
Common stock:
Class A, voting, $100 par value, 200 shares authorized, 100 shares issued and outstanding	10,000	10,000
Class B, non-voting, $0.01 par value 200 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	311,686	311,686
Retained earnings	7,877,967	5,877,084
Total stockholders' equity	8,199,654	6,198,771
Total liabilities and stockholders' equity	$9,906,544	$9,294,880

The accompanying notes are an integral part of the financial statements

B.R. Johnson, Inc.

(Predecessor to Regional Brands, Inc.)

STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the period
	From January 1, 2016	For the year
	to	ended
	October 31, 2016	December 31, 2015

Net Sales	$28,410,708	$27,612,825
Cost of sales	19,875,441	19,234,166
Gross profit	8,535,267	8,378,659

Operating expenses:
Selling	3,473,272	3,960,768
General and administrative	2,229,069	2,709,955
Total operating expenses	5,702,341	6,670,723

Operating income	2,832,926	1,707,936

Other income (expense), net:	7,957	(11,811)

Net income	$2,840,883	$1,696,125

Retained earnings at beginning of period	$5,877,084	$6,095,959

Distributions to stockholders	(840,000)	(1,915,000)

Retained earnings at end of period	$7,877,967	$5,877,084

Earnings per share per share- basic and diluted	$14,204	$8,481
Weighted average common shares outstanding - basic and diluted	200	200

The accompanying notes are an integral part of the financial statements

B.R. Johnson, Inc.

(Predecessor to Regional Brands, Inc.)

STATEMENTS OF CASH FLOWS

	For the period
	From January 1, 2016	For the year
	to	ended
	October 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income	$2,840,883	$1,696,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,836	168,137
Allowance for doubtful accounts	-	(25,000)
Changes in operating assets and liabilities
Accounts receivable	767,462	(1,905,272)
Inventories	(73,242)	(219,983)
Costs and estimated earnings in excess of billings on uncompleted contracts	(182,711)	215,365
Prepaid expenses and other assets	(123,391)	(1,679)
Accounts payable	(213,138)	264,477
Accrued expenses and other current liabilities	(60,865)	(346,594)
Billings in excess of costs and estimated earnings on uncompleted contracts	(131,016)	233,491
Net cash provided by operating activities	2,963,818	79,067

Cash flows from investment activities:
Purchase of equipment	(160,013)	(218,267)
Net cash used by investment activities	(160,013)	(218,267)

Cash flows from financing activities:
Payments of stockholders' distribution	(1,824,200)	(2,086,800)
Net cash used by financing activities	(1,824,200)	(2,086,800)

Net increase (decrease) in cash	979,605	(2,226,000)

Cash at beginning of period	903,607	3,129,607

Cash at end of period	$1,883,212	$903,607

The accompanying notes are an integral part of the financial statements

BR Johnson, Inc.

(Predecessor to Regional Brands Inc.)

Notes to Financial Statements

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business- B.R. Johnson, Inc. (”BRJ Inc.” or the “Company”) is a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings markets. We grant credit to our customers, the majority of which are in New York State and include construction contractors, residential homebuilders, colleges and universities, health care institutions, municipalities, private developers, performance contractors and individual homeowners. On November 1, 2016, substantially all of our assets and operations were sold for $16,500,000 which included a seller’s note of $2,500,000 and working capital adjustments of approximately $1,100,000.

Basis of Presentation- The accompanying Financial Statements (“Financial Statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information- The accompanying interim balance sheet as of October 31, 2016, the interim statements of income and retained earnings and statements of cash flows for the ten months ended October 31, 2016 have been prepared on the same basis as the annual financial statements, and in the opinion of our management, reflect all adjustments, which only include normal recurring adjustments, necessary to present fairly the balance sheet as of October 31, 2016 and the statements of income and retained earnings and statements of cash flows for the ten months ended October 31, 2016. The results of operations for the ten months ended October 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016, or for any other future annual or interim period.

Use of Estimates- The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs and the recognition of unapproved change orders and claims.

Revenue Recognition- A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Costs incurred on jobs in process include all direct material and labor costs and certain indirect costs. General and administrative costs are charged to expense as incurred.

The balance of our revenue is related to fulfilling orders for the products we distribute which do not meet the criteria for revenue recognition under the POC method; revenue for these orders is recognized at the time of shipment.

Accounts Receivable and Allowance for Doubtful Accounts- Accounts receivable are recorded at their invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay. As of October 31, 2016 and December 31, 2015, our allowance for doubtful accounts was $150,000. As of October 31, 2016, and December 31, 2015 we had retainage receivable of $429,908 and $305,857, respectively, included in accounts receivable in the accompanying balance sheets.

Precontract Costs- Precontract costs are charged to operations as incurred.

Inventories- Inventory is valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of October 31, 2016 and December 31, 2015 the work-in-process inventory was $704,854 and $687,566, respectively, and included in inventories in the accompanying balance sheets. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was $60,000 as of October 31, 2016 and December 31, 2015.

Equipment- Equipment is stated at cost. Depreciation and amortization is computed using straight-line methods at rates adequate to amortize the cost of the various classes of assets over their estimated service lives, ranging from two to fifteen years. Depreciation and amortization expense for the ten months ended October 31, 2016 was $139,836, and $168,137 for the year ended December 31, 2015. The Company reviews equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value.

Fair Value of Financial Instruments- Financial instruments consist of accounts receivable, accounts payable, and line of credit. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. As of October 31, 2016 and December 31, 2015, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Concentrations- We maintain our cash balances at a commercial bank in New York State. The accounts are insured by the Federal Deposit Insurance Corporation. While the Company attempts to limit any financial exposure, its deposit balances may exceed federally insured limits.

Income Taxes - We elected effective 1989 to be taxed as an S corporation for federal and state income tax purposes. Our earnings are included on the individual stockholders’ income tax returns. Historically, we have made distributions to our stockholders in amounts sufficient to satisfy their income tax liabilities resulting from including our income in their personal tax returns.

Earnings Per Share (“EPS”)- Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. We did not have any dilutive securities outstanding during the ten month period ended October 31, 2016 and the year ended December 31, 2015.

Recent Accounting Pronouncements- In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards will replace most of existing revenue recognition guidance in U.S. GAAP when they become effective and permit the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have not yet selected a transition method and are currently evaluating the effect that the new revenue standards will have on our financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The guidance requires that certain inventory, including inventory measured using the first-in-first-out method, be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not yet evaluated or determined the effect of the standard on our ongoing financial reporting.

NOTE 2. CONTRACTS IN PROCESS

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the accompanying balance sheet as an asset as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the accompanying balance sheet as a liability as billings in excess of costs and estimated earnings. The following is information with respect to uncompleted contracts:

	October 31, 2016	December 31, 2015

Costs incurred on uncompleted contracts	$7,927,907	$760,868

Estimated earnings	2,317,440	52,464

	10,245,347	813,332

Less: billings to date	(9,876,739)	(758,451)

	$368,608	$54,881

Included on the balance sheet as follows:

Under current assets

Costs and estimated earnings in excess of billings on uncompleted contracts	$563,255	$380,544

Under current liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts	(194,647)	(325,663)

	$368,608	$54,881

NOTE 3. EQUIPMENT

Equipment is summarized as follows:

	Estimated Useful Life	October 31, 2016	December 31, 2015

Vehicles	3 years	$410,752	$508,014

Warehouse and shop tools and equipment	2 – 15 years	393,693	390,703

Office and showroom furniture and computer equipment	2 – 7 years	325,387	323,298

Computer software	2 – 5 years	143,069	132,707

		1,272,901	1,354,722

Less accumulated depreciation and amortization		(849,689)	(951,687)

		$423,212	$403,035

NOTE 4. LINE OF CREDIT- BANK

As of October 31, 2016 and December 31, 2015, we had a $4,000,000 demand line of credit with a bank. The line was secured by the Company’s assets and interest was charged at the bank’s prime rate. The bank’s prime rate was 3.5% at October 31, 2016 and December 31, 2015. The line was terminated upon sale of our assets and operations on November 1, 2016. As of October 31, 2016 and December 31, 2015, the Company did not have any borrowings under the line.

NOTE 5. EMPLOYEE RETIREMENT PLAN

We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate. The total plan expense was $115,542 for the ten-month period ended October 31, 2016 and $124,340 for the year ended December 31, 2015. During 2015, we increased the employer 401(k) match from 1.5% to 3.0%.

NOTE 6. RELATED PARTY TRANSACTIONS

Our shareholders are owners of approximately 57% of the common stock of an affiliated company named Airways Door Service, Inc. (ADSI). The remaining common stock is owned by three of our employees. ADSI provides us installation and repair services. The Company paid ADSI approximately $1,197,000 during the ten months ended October 31, 2016 and $1,395,520 for these services during the year ended December 31, 2015. We provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $37,000 for the ten months ended October 31, 2016 and $47,350 during the year ended December 31, 2015. As of October 31, 2016, $3,725 was included within accounts receivable on the accompanying balance sheet.

NOTE 7. COMMITMENTS

We lease our primary facility in East Syracuse, NY from an entity that is owned by our shareholders. Rent expense for the facility amounted to $230,000 during the ten-month period ended October 31, 2016, and $356,400 for the year ended December 31, 2015. The rental payments were pursuant to a lease agreement with this related entity that provides for monthly rent payments totaling $356,400 per year through 2015. Effective January 1, 2016, the Company has executed a five year lease extension through 2020 with monthly rent payments totaling $276,000 per year. We also lease a facility in Rochester, NY that calls for monthly rental expense of $2,500 under a lease agreement that expires on July 31, 2019. Total rent expense for the ten-month period ended October 31, 2016 was approximately $20,000 and was approximately $24,000 for the year ended December 31, 2015. We lease automobiles and delivery vehicles under noncancellable operating leases that expire in 2018. The minimum lease payments under the vehicle leases are as follows:

2016 (two months)	$12,746
2017 (year)	67,314
2018 (year)	44,390

During the ten months ended October 31, 2016, we entered into a captive insurance entity, to provide for the potential liabilities for certain risks including workers’ compensation, general liability, and automotive. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors. As of October 31, 2016 no liability has been recorded because a material liability for additional costs is considered remote. As a member of the captive insurance entity, the Company was required to provide an equity contribution of $30,000 and a dividend pool contribution of $66,667, which are included in other assets on the accompanying balance sheets as of October 31, 2016.

NOTE 8. STATEMENT OF CASH FLOWS- SUPPLEMENTAL DISCLOSURE

	Ten month period ended October 31, 2016	Year ended December 31, 2015
Schedule of non-cash financing activities for the periods ended:

Decrease in accrued stockholder distributions	$984,200	$(171,800)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL BRANDS INC.

March 31, 2017	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 31, 2017	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

March 31, 2017	By:	/s/ Carl Grassi
Carl Grassi
Chairman of the Board

March 31, 2017	By:	/s/ Brian Hopkins
Brian Hopkins
Director

March 31, 2017	By:	/s/ Jeff Anderson
Jeff Anderson
Director

34