Form 10-Q
period 2017-03-31
Regional Brands Inc.
filed 2017-05-12
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☒

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of May 5 , 2017.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,293,258	$4,752,462
Short-term investments	1,430,954	952,208
Accounts receivable, net of allowance for doubtful accounts	5,815,491	5,717,369
Inventories, net	1,433,704	1,594,264
Costs and estimated earnings in excess of billings on uncompleted contracts	1,265,289	894,261
Prepaid expenses and other current assets	232,990	248,935
Total current assets	14,471,686	14,159,499

Equipment, net	444,317	461,828
Intangibles, net	5,629,166	6,316,666
Goodwill	3,013,287	3,013,287
Other assets	96,667	96,667
Total assets	$23,655,123	$24,047,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$579,058	$467,248
Accrued expenses and other current liabilities	674,670	618,844
Line of credit	3,389,956	2,272,710
Current portion of Senior subordinated note	14,348	14,348
Working capital liability due to Seller	-	1,107,872
Billings in excess of costs and estimated earnings on uncompleted contracts	176,089	438,883
Total current liabilities	4,834,121	4,919,905

Senior subordinated note	229,095	222,809
Subordinated term note	2,500,000	2,500,000
Total liabilities	7,563,216	7,642,714

Commitments

Stockholders' equity
Preferred stock $.01 par value, authorized 50,000 issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,327,248	20,311,645
Accumulated deficit	(4,322,172)	(4,008,441)
Accumulated other comprehensive loss	(6,696)	(5,464)
Total Regional Brands Inc. stockholders' equity	15,998,393	16,297,753
Noncontrolling interest in consolidated subsidiary	93,514	107,480
Total stockholders equity	16,091,907	16,405,233
Total liabilities and stockholders' equity	$23,655,123	$24,047,947

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			B.R. Johnson, Inc.
			(Predecessor to
			Regional Brands Inc.)
	For the	For the	For the
	three months	three months	three months
	ended	ended	ended
	March 31, 2017	March 31, 2016	March 31, 2016

Net Sales	$8,746,349	$-	$7,629,681
Cost of sales	6,250,694	-	5,313,341
Gross profit	2,495,655	-	2,316,340

Operating expenses:
Selling	1,099,764	-	1,024,198
General and administrative	942,863	4,105	631,455
Amortization of intangible assets	687,500	-
Total operating expenses	2,730,127	4,105	1,655,653

Operating income (loss)	(234,472)	(4,105)	660,687

Other income (expense):
Other income (expense)	17,382	-	1,068
Interest expense	(60,954)	(4,558)	-
Interest income	3,547	-	-
	(40,025)	(4,558)	1,068

(Loss) income before income taxes	(274,497)	(8,663)	661,755

Income tax provision	53,200	-	-

Net (loss) income	(327,697)	(8,663)	661,755

Less: Loss to noncontrolling interest	(13,966)	-
Net loss attributable to common shareholders	(313,731)	(8,663)

Other comprehensive loss:
Unrealized (loss) on investments	(1,232)	-

Comprehensive loss attributable to common shareholders	$(314,963)	$(8,663)

Net (loss) income per share per common share- basic and diluted	$(0.25)	$(0.94)	$3,309

Weighted average common shares outstanding - basic and diluted	1,274,603	9,261	200

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			B.R. Johnson, Inc.
			(Predecessor to
			Regional Brands Inc.)
	For the	For the	For the
	three months	three months	three months
	ended	ended	ended
	March 31, 2017	March 31, 2016	March 31, 2016

Cash flows from operating activities:
Net loss	$(327,697)	$(8,663)	$661,755
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	15,603	-	-
Depreciation and amortization	26,199	-	39,864
Amortization of debt issuance costs	6,286	-	-
Amortization of intangibles	687,500	-	-
Change in allowance for doubtful accounts	(50,000)	-	-
Change in inventory obsolescence reserve	50,000	-	-
Changes in operating assets and liabilities
Accounts receivable	(48,122)	-	297,229
Inventories	110,560	-	(257,461)
Costs and estimated earnings in excess of billings on uncompleted contracts	(371,028)	-	(367,505)
Prepaid expenses and other assets	15,945	-	(186,082)
Accounts payable	111,810	-	126,276
Accrued expenses and other current liabilities	55,826	3,558	(162,115)
Billings in excess of costs and estimated earnings on uncompleted contracts	(262,794)	-	39,412
Net cash provided (used ) by operating activities	20,088	(5,105)	191,373

Cash flows from investment activities:
Purchase of equipment	(8,688)	-	(676)
Business acquisition- payment of working capital liability to Seller	(1,107,872)	-	-
Purchase of short- term investments	(479,978)	-	-
Net cash used by investment activities	(1,596,538)	-	(676)

Cash flows from financing activities:
Borrowings from line of credit	1,117,246	-
Proceeds from related party note payable	-	4,100
Stockholders' distribution	-	-	(700,000)
Net cash provided (used) by financing activities	1,117,246	4,100	(700,000)

Net decrease in cash	(459,204)	(1,005)	(509,303)

Cash at beginning of period	4,752,462	1,356	903,607

Cash at end of period	$4,293,258	$351	$394,304

Cash paid for:
Income taxes	$-	$-	$-
Interest	$120,000	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Regional Brands Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands,” the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986. Regional Brands is a holding company formed to acquire regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 (See Note 2) the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings. After the acquisition of the business of BRJ Inc. by our majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”), we are currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, we may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. BRJ Inc.’s unaudited Condensed Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2016 are included as part of this report as supplementary information as Predecessor information.

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc. and its majority-owned subsidiary, BRJ LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs and the recognition of unapproved change orders and claims.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of potential common shares issued is anti-dilutive.

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

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2017:

Assets	Level 1	Level 2	Level 3	Balance at March 31, 2017
Marketable Equity Securities	$1,430,954	$—	$—	$1,430,954
Money Market Funds	$4,289,908	$—	$—	$4,289,908

Change in fiscal year end. On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016.

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

As a result of the Reverse Split, at the Effective Time, every 1,000 shares of the Company’s issued and outstanding Common Stock were automatically combined and reclassified into one (1) share of Common Stock.  The Company rounded up any fractional shares, on account of the Reverse Split, to the nearest whole share of Common Stock. The Company has prepared the financial, share and per share information included in this quarterly report on a post-split basis.

Recent Accounting Pronouncements –

FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” This ASU requires inventory within the scope of the guidance to be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. The Company adopted this guidance during the three months ended March 31, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers” (“ASU 2014-9”). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when they become effective and permit the use of either a retrospective or cumulative effect transition method. We are currently evaluating the alternative methods of adoption and the effect of this guidance on our consolidated financial statements and related disclosures. We are also in the process of identifying material contracts and revenue streams that are potentially impacted by this guidance. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance during the three months ended March 31, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $16.5 million including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Company’s debt agreements, and working capital adjustments of approximately $1.1 million, which was paid during the three months ended March 31, 2017. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of a subordinated loan and $3.81 million in preferred equity of BRJ LLC (which is eliminated in consolidation), with the remainder from bank financing, the Note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

To finance the Acquisition and potential future acquisitions, on November 1, 2016, we issued 894,393 shares of our Common Stock for aggregate proceeds to us of $12,074,305.50 in a private placement

Unaudited Pro Forma Results – The unaudited pro forma supplemental information is based on estimates and assumptions which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of future periods or the results that actually would have been realized had the Acquisition occurred as of January 1, 2016. The unaudited pro forma supplemental information includes incremental interest costs and intangible asset amortization charges as a result of the Acquisition, net of the related tax effects.

Unaudited pro forma results for the three months ended March 31, 2016:

Net Sales	$7,629,681
Gross profit	2,316,340
Amortization of intangibles	687,500
Net loss	$(84,381)
Loss per share- basic and diluted	$(0.09)

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

	March 31,	December 31,
	2017	2016

Costs incurred on uncompleted contracts	$10,068,483	$8,246,796
Estimated earnings	2,803,960	2,273,388
	12,872,443	10,520,184
Less: billings to date	(11,783,243)	(10,064,806)
	$1,089,200	$455,378
Included on the balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,265,289	$894,261
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(176,089)	(438,883)
	$1,089,200	$455,378

Prior to the Acquisition on November 1, 2016 (See Note 2), the Company did not have any contracts in process.

NOTE 4. DEBT

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

The effective rate at March 31, 2017 was 3.44%. The aggregate borrowing outstanding under the Credit Agreement at March 31, 2017 was $3,389,956 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires in December 1, 2017.

NOTE 5. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share.

On March 2, 2017, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to reduce the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 3,000,000 shares and to reduce the number of shares of Preferred Stock the Company is authorized to issue from 5,000,000 to 50,000 shares. The Amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

The Company recorded stock compensation expense for options vesting during the three months ended March 31, 2017 of $15,603 ($0 in 2016).

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the three months ended March 31, 2017, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

The Company’s former president and principal executive officer had loaned the Company money to fund working capital needs to pay operating expenses. The loans were repayable upon demand and accrued interest at the rate of 10% per annum. As of March 31, 2016, the aggregate principal loan balance amounted to $186,196 and such loans had accrued interest of $63,804 through March 31, 2016. On April 8, 2016, the Company issued to its former president and principal executive officer 18,522 shares of the Company’s Common Stock in full satisfaction his loans to the Company.

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

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. As of March 31, 2017, $36,000 has been accrued as payable to Lorraine Capital, LLC under the BRJ MSA for the three months ended March 31, 2017. In addition, during the three months ended March 31, 2017. approximately $58,000 was paid to members of Lorraine Capital, LLC as compensation for acting in a management function.

We have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. We paid ADSI for its services approximately $467,698 during the three months ended March 31, 2017. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $11,300 during the three months ended March 31, 2017.

NOTE 7. INCOME TAXES

The Company’s amortization expenses during the three months ended March 31, 2017 exceed the amounts currently deductible for tax purposes. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carryforwards (NOL) before they expire, and due to the limitation on the availability of the Company's NOL due to ownership changes, the Company has recorded a valuation allowance to offset the NOLs, and the total net deferred tax assets, as well. Therefore, the Company has tax expense during the three months ended March 31, 2017.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   The Company desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this note to enable it to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the transition period ended December 31, 2016, and those described herein.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

General

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands,” the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986 and subsequently became a holding company. In April 2016, in connection with a change in control of the Company, we changed our name to Regional Brands Inc.

Nature of Business

Regional Brands is a holding company formed to acquire regional companies with strong brand recognition, stable revenues and profitability. In April 2016, we sold an aggregate of 370,441 shares of common stock for the aggregate purchase price of $5,000,000 (including the cancellation of certain indebtedness) and the transactions resulted in a change of control of the Company. Subsequent to the change in control, we have been pursuing a business strategy whereby we have been seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. After the acquisition of the business of BRJ Inc. by Regional Brands’ majority-owned subsidiary, BRJ LLC, Regional Brands is currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, Regional Brands may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

On November 1, 2016, we acquired a majority interest in BRJ LLC by contributing $3,808,696 in exchange for 95.22% of BRJ LLC’s preferred membership interest and 76.17% of its common membership interest. In addition, we loaned to BRJ LLC $7,141,304 under a senior subordinated term note which bears interest at 6% per annum and has scheduled annual principal payments with the balance due at maturity in November 2021. The senior subordinated term note is secured by substantially all of BRJ LLC’s assets. BRJ LLC’s minority members contributed $191,304 for the remaining preferred and common membership interests and loaned to BRJ LLC $358,696 on the same terms as the Regional Brands senior subordinated loan pursuant to a participation agreement. The senior subordinated loan is subordinated to BRJ LLC’s Credit Facility.

BRJ LLC, on November 1, 2016, acquired the business of BRJ Inc. in an asset purchase transaction in exchange for $14,000,000 in cash (including working capital adjustments of approximately $1,100,000) and a subordinated note of $2,500,000. BRJ LLC will continue to operate the business of BRJ Inc. as a consolidated subsidiary of Regional Brands.

The acquisition by BRJ LLC of the business of BRJ Inc. is being accounted for under the acquisition method of accounting. This results in BRJ LLC allocating the total consideration issued in the acquisition to the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Following the acquisition of the business of BRJ Inc., all of our business operations are being conducted through our consolidated subsidiary BRJ LLC.

Change in fiscal year end.

On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year.

Results of Operations: For the three months ended March 31, 2017 and March 31, 2016.

Net Sales: During the three months ended March 31, 2017, the Company had net sales of $8,746,349 due to inclusion of BRJ LLC's operations from November 1, 2016, the date of acquisition. Until the acquisition of BRJ Inc., the Company did not have any sales. On a pro forma basis, the Company’s net sales for the three months ended March 31, 2017 increased by $1,116,668 or 14.6% to $8,746,349 from $7,629,681. The increase in 2017 was due to higher contract volume as a result of sharply increased construction activity in our primary market area – Upstate New York.

Cost of sales: The Company had cost of sales of $6,250,694 due to inclusion of BRJ LLC's operations during the three months ended March 31, 2017. On a pro forma basis, cost of sales for the three months ended March 31, 2017 increased by 17.6% or $937,353 from $5,313,341. The increase in cost of sales in 2017 was due to higher net sales in 2017. As a percentage of net sales pro forma cost of sales in 2017 was 71.5% compared to 69.6% in 2016.

Selling: As of result of the inclusion of BRJ LLC's operations during the three months ended March 31, 2017, the Company had selling expenses of $1,099,764. There were no selling expenses during the three months ended March 31, 2016. On a pro forma basis, the selling expenses during the three months ended March 31, 2017 was $1,099,764 compared to $1,024,198 in 2016. The increase in selling expenses in 2017 was due to additional compensation costs arising from increased net sales.

General and administrative: General and administrative expenses increased by $938,758 from $4,105 in the three months ended March 31, 2016 to $942,863 during the three months ended March 31, 2017. $840,395 of this increase was due to BRJ LLC’s operations and the remainder of the increase was due to higher levels of activities subsequent to our change in control in April 2016. On a pro forma basis, the general and administrative expenses for BRJ LLC’s operations, during the three months ended March 31, 2017 was $840,395 compared to $631,455 in 2016

Amortization of intangible assets: Amortization of intangibles arising from the BRJ Inc. acquisition amounted to $687,500 during the three months ended March 31, 2017.

Interest Expense: The interest expense during the three months ended March 31, 2017 increased by $56,396 from $4,558 to $60,954. The increase in interest expense was due to increased debt levels to fund the BRJ Inc. acquisition and operations.

Net loss:

As a result of the foregoing, the net loss for the three months ended March 31, 2017 increased by $319,034 to $327,697 compared to a net loss of $8,663 incurred during the three months ended March 31, 2016. During the three months ended March 31, 2017, we had an unrealized loss on investments of $1,232 resulting in comprehensive loss of $314,963 to common stockholders, after a loss of $13,966 to noncontrolling interest.

Liquidity and Capital Resources

At March 31, 2017, we had working capital of $9,637,565 compared to working capital of approximately $9,239,594 at December 31, 2016. The increase in working capital is primarily due to operational profits from BRJ LLC’s operation. During the three months ended March 31, 2017, our operating activities provided cash of approximately $20,000 compared to approximately $5,000 used during the three months ended March 31, 2016.

During the three months ended March 31, 2017, our operations, after adjusting for non-cash items, generated approximately $408,000 of cash. Changes in working capital items used approximately $388,000 of cash during the three months ended March 31, 2017. During the three months ended March 31, 2016, our operations used approximately $9,000 of cash, and working capital items provided approximately $4,000 of cash.

During the three months ended March 31, 2017, the Company paid approximately $1.1 million in settlement of working capital to the seller of BRJ Inc. and purchased short term investments for approximately $480,000.

In November 2016, BRJ LLC entered into a credit agreement with KeyBank, N.A. (the “Credit Facility”). Under the Credit Facility, BRJ LLC may borrow up to an aggregate amount of $6,000,000 under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default. At the closing of the Acquisition, approximately $1,900,000 was drawn under the Credit Facility to pay a portion of the purchase price and costs associated with the Acquisition, with the balance being available for general working capital of BRJ LLC.

Interest under the Credit Facility is payable monthly, commencing November 30, 2016, and accrues pursuant to the “base rate” of interest, which is equal to the highest of (a) KeyBank, N.A.’s prime rate, (b) one-half of one percent (0.50%) in excess of the Federal Funds Effective Rate of the Federal Reserve Bank of New York, and (c) one hundred (100) basis points in excess of the London Interbank Offered Rate for loans in Eurodollars with an interest period of one month, plus any applicable margin. The Credit Facility also requires the payment of certain fees, including, but not limited to, letter of credit fees.

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

The effective interest rate at March 31, 2017 was 3.44%. The aggregate borrowings outstanding under the Credit Facility at March 31, 2017 was $3,389,956 and, in addition, KeyBank, N.A. has issued a letter of credit on behalf of BRJ LLC in the amount of $250,000 that expires on December 1, 2017.

Based on current plans, management anticipates that the cash on hand, the expected cash flows from our majority-owned subsidiary BRJ LLC, and the availability under the Credit Facility will satisfy our capital requirements and fund our operations for the next 12 months.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2016 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the transition period ended December 31, 2016. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the period ended March 31, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending or threatened material legal proceedings against us.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the transition period ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

ITEM 6 – EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL BRANDS INC.

May 12, 2017	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

