Form 10-Q
period 2017-06-30
Regional Brands Inc.
filed 2017-08-09
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of August 4, 2017.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,166,990	$4,752,462
Short-term investments	1,702,446	952,208
Accounts receivable, net of allowance for doubtful accounts	6,339,996	5,717,369
Inventories, net	1,381,609	1,594,264
Costs and estimated earnings in excess of billings on uncompleted contracts	1,318,406	894,261
Prepaid expenses and other current assets	388,609	248,935
Total current assets	15,298,056	14,159,499

Equipment, net	480,840	461,828
Intangibles, net	5,200,000	6,316,666
Goodwill	3,013,287	3,013,287
Other assets	144,728	96,667
Total assets	$24,136,911	$24,047,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,524,222	$467,248
Accrued expenses and other current liabilities	1,127,875	618,844
Line of credit	2,074,871	2,272,710
Current portion of Senior subordinated note	14,348	14,348
Working capital liability due to Seller	-	1,107,872
Billings in excess of costs and estimated earnings on uncompleted contracts	234,840	438,883
Total current liabilities	4,976,156	4,919,905

Senior subordinated note	235,382	222,809
Subordinated term note	2,500,000	2,500,000
Total liabilities	7,711,538	7,642,714

Commitments

Stockholders' equity
Preferred stock $.01 par value, authorized 50,000, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,342,645	20,311,645
Accumulated deficit	(3,999,349)	(4,008,441)
Accumulated other comprehensive gain( loss)	(6,940)	(5,464)
Total Regional Brands, Inc. shareholders' equity	16,336,369	16,297,753
Noncontrolling interest in consolidated subsidiary	89,004	107,480
Total stockholders equity	16,425,373	16,405,233
Total liabilities and stockholders' equity	$24,136,911	$24,047,947

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			B.R. Johnson, Inc.			B.R. Johnson, Inc.
			(Predecessor to			(Predecessor to
			Regional Brands, Inc.)			Regional Brands, Inc.)
	For the	For the	For the	For the	For the	For the
	three months	three months	three months	six months	six months	six months
	ended	ended	ended	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2016

Net Sales	$11,151,952	$-	$10,205,983	$19,898,301	$-	$17,835,664
Cost of sales	7,723,645	-	7,373,770	13,974,339	-	12,687,111
Gross profit	3,428,307	-	2,832,213	5,923,962	-	5,148,553

Operating expenses:
Selling	1,221,981	-	992,542	2,321,745	-	2,016,740
General and administrative	1,026,463	54,180	766,420	1,969,326	58,285	1,397,875
Amortization of intangible assets	429,167	-	-	1,116,667	-	-
Total operating expenses	2,677,611	54,180	1,758,962	5,407,738	58,285	3,414,615

Operating income (loss)	750,696	(54,180)	1,073,251	516,224	(58,285)	1,733,938

Other income (expense):
Other income (expense)	23,251	10,766	6,514	40,633	10,766	7,582
Interest expense	(58,479)		-	(119,433)	(1,210)	-
Interest income	818	3,348	-	4,365	-	-
	(34,410)	14,114	6,514	(74,435)	9,556	7,582

Income (loss) before income taxes	716,286	(40,066)	1,079,765	441,789	(48,729)	1,741,520

Income tax provision	360,800	-	-	414,000	-	-

Net income (loss)	355,486	(40,066)	1,079,765	27,789	(48,729)	1,741,520

Less income (loss) to noncontrolling interest	32,663	-		18,697	-
Net income (loss) attributable to common shareholders	322,823	(40,066)		9,092	(48,729)

Other comprehensive loss:
Unrealized (loss) on investments	(244)	(4,387)		(1,476)	(4,387)

Comprehensive income (loss) attributable to common shareholders	$322,579	$(44,453)		$7,616	$(53,116)

Earnings (loss) per share per common share- basic and diluted	$0.25	$(0.11)	$5,399	$0.01	$(0.27)	$8,708

Weighted average common shares outstanding - basic and diluted	1,274,603	351,206	200	1,274,603	179,132	200

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			B.R. Johnson, Inc. (Predecessor to Regional Brands, Inc.)
	For the	For the	For the
	six months	six months	six months
	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2016

Cash flows from operating activities:
Net income (loss)	$27,789	$(48,729)	$1,741,520
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	31,000	9,058	-
Depreciation and amortization	54,872	-	85,000
Amortization of debt issuance costs	12,573	-	-
Amortization of intangibles	1,116,667	-	-
Change in allowance for doubtful accounts	(50,000)	-	-
Change in inventory obsolence reserve	50,000	-	-
Changes in operating assets and liabilities
Accounts receivable	(572,627)	-	(1,630,832)
Inventories	162,655	-	(47,977)
Costs and estimated earnings in excess of billings on uncompleted contracts	(424,145)	-	(276,443)
Prepaid expenses and other assets	(187,735)	-	(335,338)
Accounts payable	1,056,973	-	267,748
Accrued expenses and other current liabilities	509,031	(2,309)	(98,597)
Billings in excess of costs and estimated earnings on uncompleted contracts	(204,043)	-	208,780
Net cash provided (used ) by operating activities	1,583,010	(41,980)	(86,139)

Cash flows from investment activities:
Purchase of equipment	(73,884)	-	(117,278)
Business acquisition- payment of working capital liability to Seller	(1,107,872)	-	-
Purchase of short- term investments	(751,714)	(932,115)	-
Net cash used by investment activities	(1,933,470)	(932,115)	(117,278)

Cash flows from financing activities:
Borrowings (repayment) from line of credit	(197,839)	-	99,810
Proceeds from related party note payable	-	4,100	-
Proceeds from sale of common stock	-	4,750,000	-
Distribution to noncontrolling interest	(37,173)	-	-
Stockholders' distribution	-	-	(800,000)
Net cash provided (used) by financing activities	(235,012)	4,754,100	(700,190)

Net increase (decrease) in cash	(585,472)	3,780,005	(903,607)

Cash at beginning of period	4,752,462	1,356	903,607

Cash at end of period	$4,166,990	$3,781,361	$-

Cash paid for :
Income taxes	$169,000	$-	$-
Interest	$107,000	$-	$-

Non-cash investing and financing activities:
Repayment of related party note payable and accrued interest by issuance of common shares	$-	$250,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Regional Brands Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands,” the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986. Regional Brands is a holding company formed to acquire regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it seeks to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 (See Note 2) the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings. After the acquisition of the business of BRJ Inc. by our majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”), we are currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, we may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The unaudited Condensed Statement of Operations and Statement of Cash Flows for the six months ended June 30, 2016 of BRJ Inc., as predecessor to the Company, are included in this report as supplementary information.

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc. and its majority-owned subsidiary, BRJ LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. We believe the most significant estimates and judgments are associated with revenue recognition for our customer contracts in process, including estimating costs and the recognition of unapproved change orders and claims.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and six months ended June 30, 2017, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and line of credit. Fair values approximate carrying values for these financial instruments and the line of credit is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company.

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

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2017:

Assets	Level 1	Level 2	Level 3	Balance at June 30, 2017
Marketable Equity Securities	$1,702,446	$—	$—	$1,702,446
Money Market Funds	$4,163,640	$—	$—	$4,163,640

Change in fiscal year end. On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements –

FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” This ASU requires inventory within the scope of the guidance to be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. The Company adopted this guidance during the six months ended June 30, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance during the six months ended June 30, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

NOTE 2. ACQUISITION OF B.R. JOHNSON, INC.

On November 1, 2016, the Company's majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”) acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”). Following the Acquisition, BRJ LLC has carried on the Business.

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $16.5 million including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Company’s debt agreements, and working capital adjustments of approximately $1.1 million, which was paid during the six months ended June 30, 2017. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of a subordinated loan to BRJ Inc. and $3.81 million in preferred equity of BRJ LLC (which is eliminated in consolidation), with the remainder from bank financing, the Note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

To finance the Acquisition and potential future acquisitions, on November 1, 2016, we issued 894,393 shares of our Common Stock for aggregate proceeds to us of $12,074,306 in a private placement.

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

Unaudited pro forma results for the three and six months ended June 30, 2016:

	Three	Six
	months	months
	ended	ended
	June 30, 2016	June 30, 2016

Net sales	$10,205,983	$17,835,664
Gross profit	2,832,213	5,148,553
Amortization of intangibles	429,167	1,116,667
Net income to common shareholders	$270,632	$236,696
Earnings per common share-basic and diluted	$0.30	$0.26

NOTE 3. CONTRACTS IN PROCESS

Cost of revenue for our contracts in process includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the accompanying balance sheet as an asset as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the accompanying balance sheet as a liability as billings in excess of costs and estimated earnings. The following is information with respect to uncompleted contracts:

	June 30,	December 31,
	2017	2016

Costs incurred on uncompleted contracts	$11,479,638	$8,246,796
Estimated earnings	3,876,750	2,273,388
	15,356,388	10,520,184
Less: billings to date	(14,272,822)	(10,064,806)
	$1,083,566	$455,378
Included on the balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,318,406	$894,261
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(234,840)	(438,883)
	$1,083,566	$455,378

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

The effective rate at June 30, 2017 was 3.69%. The aggregate borrowing outstanding under the Credit Agreement at June 30, 2017 was $2,074,871 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2017.

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

The Company recorded stock compensation expense for options vesting during the three and six months ended June 30, 2017 of $15,397 and $31,000, respectively ($0 and $0, respectively in 2016).

On June 15, 2017, the Company’s stockholders approved and adopted the Company’s Amended and Restated 2016 Equity Incentive Plan (the “Amended and Restated Equity Incentive Plan”). The amendment modified the Company’s 2016 Equity Incentive Plan to, among other things, (1) provide the Board of Directors with the authority to grant awards in the form of restricted stock and restricted stock units, (2) set the maximum number of shares available for issuance under the Amended and Restated Equity Incentive Plan at 130,000 shares of the Company’s common stock, par value $0.00001 per share, and (3) adopt certain other technical amendments.

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the six months ended June 30, 2017, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

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

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the six months ended June 30, 2017, the fees payable to Lorraine Capital LLC were approximately $98,000. In addition, during the three and six months ended June 30, 2017 approximately $60,000, and $120,000, respectively, was paid to members of Lorraine Capital, LLC as compensation for acting in a management function.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Regarding the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI for its services approximately $430,000 and $898,000, respectively, during the three months and six months ended June 30, 2017. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $11,950 and $23,250, respectively, during the three months and six months ended June 30, 2017.

NOTE 7. INCOME TAXES

The Company’s amortization expenses during the six months ended June 30, 2017 exceed the amounts currently deductible for tax purposes. Therefore, the Company has current tax expense during the six months ended June 30, 2017.

Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize their deductible temporary differences and the net operating loss carryforwards (NOL) before they expire, and due to the limitation on the availability of the Company's NOL due to ownership changes, the Company has recorded a valuation allowance to offset the NOLs, and the total net deferred tax assets, as well.

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

BRJ LLC, on November 1, 2016, acquired the business of BRJ Inc. in an asset purchase transaction in exchange for $14,000,000 in cash (including working capital adjustments of approximately $1,100,000) and a subordinated note of $2,500,000. BRJ LLC has continued to operate the business of BRJ Inc. as a consolidated subsidiary of Regional Brands.

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

Results of Operations: For the three and six months ended June 30, 2017 and June 30, 2016.

Certain of the results discussed below are presented both on an actual basis, and a pro forma basis as if the acquisition of the business of BRJ Inc. had occurred on January 1, 2016 (see Note 2 of the condensed consolidated financial statements included in this report). Comparisons presented in the discussion below are with respect to the same period of the prior year, unless otherwise noted.

Net Sales: During the three and six months ended June 30, 2017, the Company had net sales of $11,151,952 and $19,898,301, respectively, due to inclusion of BRJ LLC's operations from November 1, 2016, the date of acquisition. Until the acquisition of BRJ Inc., the Company did not have any sales. On a pro forma basis, the Company’s net sales for the three months ended June 30, 2017 increased by $945,969 or 9.3% to $11,151,952 from $10,205,983. For the six months ended June 30, 2017, on a pro forma basis, the Company’s net sales increased by $2,062,637 or 11.6% to $19,898,301 from $17,835,664. The increases in 2017 were due to higher contract volume as a result of sharply increased construction activity in our primary market area – Upstate New York.

Cost of sales: The Company had cost of sales of $7,723,645 and $13,974,339, respectively, during the three and six months ended June 30, 2017 due to inclusion of BRJ LLC's operations. On a pro forma basis, cost of sales for the three months ended June 30, 2017 increased by 4.7% or $349,875. For the six months ended June 30, 2017, on a pro forma basis, cost of sales increased by 10.1% or $1,287,228. The increases in cost of sales in 2017 were due to higher net sales in 2017. As a percentage of net sales, pro forma cost of sales during the three and six months ended June 30, 2017 were 69.3% and 70.2%, respectively, compared to 72.2% and 71.1%, respectively, in 2016.

Selling: As of result of the inclusion of BRJ LLC's operations during the three and six months ended June 30, 2017, the Company had selling expenses of $1,221,981 and $2,321,745, respectively. There were no selling expenses during the three and six months ended June 30, 2016. On a pro forma basis, the selling expenses during the three months ended June 30, 2017 were $1,221,981 compared to $992,542 in 2016. For the six months ended June 30, 2017, on a pro forma basis, the selling expenses increased from $2,016,740 to $2,321,745. The increases in selling expenses in 2017 were due to additional compensation costs arising from increased net sales.

General and administrative: General and administrative expenses increased by $972,283 from $54,180 in the three months ended June 30, 2016 to $1,026,463 during the three months ended June 30, 2017. $939,032 of this increase was due to inclusion of BRJ LLC’s operations and the remainder of the increase was due to higher levels of activities subsequent to our change in control in April 2016. For the six months ended June 30, 2017, the Company’s general and administrative expenses increased by $1,911,041. $1,779,427 of this increase was due to inclusion of BRJ LLC’s operations and the remainder of the increase was due to higher levels of activities subsequent to our change in control in April 2016. On a pro forma basis, the general and administrative expenses for BRJ LLC’s operations, during the three and six months ended June 30, 2017 were, $939,032 and $1,779,427, respectively, compared to $766,420 and $1,397,875, respectively, in 2016.

Amortization of intangible assets: Amortization of intangibles arising from the BRJ Inc. acquisition amounted to $429,167 and $1,116,667, respectively, during the three and six months ended June 30, 2017.

Interest Expense: The interest expense during the three and six months ended June 30, 2017 increased by $58,479 and $118,223, respectively. The increases in interest expense were due to increased debt levels to fund the BRJ Inc. acquisition and operations.

Net income (loss):

As a result of the foregoing, the net income for the three months ended June 30, 2017 increased by $395,552 to $355,486 compared to a net loss of $40,066 incurred during the three months ended June 30, 2016. For the six months ended June 30, 2017, net income increased by $76,518 to $27,789 compared to a loss of $48,729 during the six months ended June 30, 2016. During the three months ended June 30, 2017, we had an unrealized loss on investments of $244 resulting in comprehensive income of $322,579 to common stockholders, after an income of $32,663 to noncontrolling interest. During the six months ended June 30, 2017, we had an unrealized loss on investments of $1,476 resulting in comprehensive income of $7,616 to common stockholders, after an income of $18,697 to noncontrolling interest.

Liquidity and Capital Resources

At June 30, 2017, we had working capital of $10,321,900 compared to working capital of approximately $9,239,594 at December 31, 2016. The increase in working capital is primarily due to operational profits from BRJ LLC’s business. During the six months ended June 30, 2017, our operating activities provided cash of approximately $1,583,000 compared to approximately $42,000 used during the six months ended June 30, 2016.

During the six months ended June 30, 2017, our operations, after adjusting for non-cash items, generated approximately $1,243,000 of cash. Changes in working capital items provided approximately $340,000 of cash during the six months ended June 30, 2017. During the six months ended June 30, 2016, our operations used approximately $40,000 of cash, and working capital items used approximately $2,000 of cash.

During the six months ended June 30, 2017, the Company paid approximately $1.1 million in settlement of working capital to the seller of BRJ Inc. and purchased short term investments for approximately $752,000.

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

Interest under the Credit Facility is payable monthly and accrues pursuant to the “base rate” of interest, which is equal to the highest of (a) KeyBank, N.A.’s prime rate, (b) one-half of one percent (0.50%) in excess of the Federal Funds Effective Rate of the Federal Reserve Bank of New York, and (c) one hundred (100) basis points in excess of the London Interbank Offered Rate for loans in Eurodollars with an interest period of one month, plus any applicable margin. The Credit Facility also requires the payment of certain fees, including, but not limited to, letter of credit fees.

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default.

The effective interest rate at June 30, 2017 was 3.69%. The aggregate borrowings outstanding under the Credit Facility at June 30, 2017 was $2,074,871 and, in addition, KeyBank, N.A. has issued a letter of credit on behalf of BRJ LLC in the amount of $250,000 that expires on December 1, 2017.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2016 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the transition period ended December 31, 2016. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending or threatened material legal proceedings against us.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the transition period ended December 31, 2016, except for the addition of the following which supplements our previously disclosed risk factors.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.

Our financial statements are subject to the application of generally accepted accounting principles in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time, we must adopt new or revised accounting standards that recognized authoritative bodies, including the Financial Accounting Standards Board, have issued. Recently, accounting standard setters issued new guidance that further interprets or seeks to revise accounting pronouncements related to revenue recognition and lease accounting and issued new standards expanding disclosures. We discuss the impact of accounting pronouncements that have been issued but not yet implemented in our annual and quarterly reports on Form 10-K and Form 10-Q. It is possible that accounting standards we must adopt in the future could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and/or financial condition.

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

REGIONAL BRANDS INC.

August 9, 2017	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

