Form 10-Q
period 2017-09-30
Regional Brands Inc.
filed 2017-11-14
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of November 9, 2017.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,022,442	$4,752,462
Short-term investments	1,794,413	952,208
Accounts receivable, net of allowance for doubtful accounts of $100,000 ($150,000 - 2016)	6,309,149	5,717,369
Inventories, net	1,385,282	1,594,264
Costs and estimated earnings in excess of billings on uncompleted contracts	967,599	894,261
Prepaid expenses and other current assets	261,286	248,935
Total current assets	14,740,171	14,159,499

Equipment, net	516,837	461,828
Intangibles, net	4,900,000	6,316,666
Goodwill	3,013,287	3,013,287
Deferred tax asset	535,000	-
Other assets	144,728	96,667
Total assets	$23,850,023	$24,047,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,113,150	$467,248
Accrued expenses and other current liabilities	997,804	618,844
Line of credit	1,592,757	2,272,710
Current portion of senior subordinated note	14,348	14,348
Working capital liability due to Seller	-	1,107,872
Billings in excess of costs and estimated earnings on uncompleted contracts	312,156	438,883
Total current liabilities	4,030,215	4,919,905

Senior subordinated note	241,668	222,809
Subordinated term note	2,500,000	2,500,000
Total liabilities	6,771,883	7,642,714

Commitments

Stockholders' equity
Preferred stock $.01 par value, authorized 50,000, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,357,826	20,311,645
Accumulated deficit	(3,288,434)	(4,008,441)
Accumulated other comprehensive loss	(7,040)	(5,464)
Total Regional Brands, Inc. stockholders' equity	17,062,365	16,297,753
Noncontrolling interest in consolidated subsidiary	15,775	107,480
Total stockholders’ equity	17,078,140	16,405,233
Total liabilities and stockholders' equity	$23,850,023	$24,047,947

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			B.R. Johnson, Inc.			B.R. Johnson, Inc.
			(Predecessor to			(Predecessor to
			Regional Brands, Inc.)			Regional Brands, Inc.)
	For the	For the	For the	For the	For the	For the
	three months	three months	three months	nine months	nine months	nine
	ended	ended	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2016

Net Sales	$8,607,302	$-	$8,422,123	$28,505,603	$-	$26,257,787
Cost of sales	5,800,256	-	5,700,538	19,774,595	-	18,387,649
Gross profit	2,807,046	-	2,721,585	8,731,008	-	7,870,138

Operating expenses:
Selling	1,170,035	-	1,109,174	3,491,780	-	3,125,914
General and administrative	932,517	26,684	581,969	2,901,843	84,969	1,979,844
Amortization of intangible assets	300,000	-	-	1,416,667	-	-
Total operating expenses	2,402,552	26,684	1,691,143	7,810,290	84,969	5,105,758

Operating income (loss)	404,494	(26,684)	1,030,442	920,718	(84,969)	2,764,380

Other income (expense):
Other income	29,339	6,900	5,373	69,972	17,666	12,955
Interest expense	(49,328)	-	(1,340)	(168,761)	-	(1,340)
Interest income	5,332	4,267	-	9,697	3,057	-
	(14,657)	11,167	4,033	(89,092)	20,723	11,615

Income (loss) before income taxes	389,837	(15,517)	1,034,475	831,626	(64,246)	2,775,995

Income tax benefit (expense)	337,000	-	-	(77,000)	-	-

Net income (loss)	726,837	(15,517)	1,034,475	754,626	(64,246)	2,775,995

Less income to noncontrolling interest	15,922	-		34,619	-
Net income (loss) attributable to common shareholders	710,915	(15,517)		720,007	(64,246)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(100)	5,150		(1,576)	763

Comprehensive income (loss) attributable to common shareholders	$710,815	$(10,367)		$718,431	$(63,483)

Earnings (loss) per share per common share- basic and diluted	$0.56	$(0.04)	$5,172	$0.56	$(0.26)	$13,880

Weighted average common shares outstanding - basic and diluted	1,274,603	379,702	200	1,274,603	246,723	200

The accompanying notes are an integral part of the condensed consolidated financial statements

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			B.R. Johnson, Inc.
			(Predecessor to
	For the	For the	Regional Brands, Inc.)
	nine months	nine months	For the nine months
	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2016

Cash flows from operating activities:
Net income (loss)	$754,626	$(64,246)	$2,775,995
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	46,181	23,212	-
Depreciation and amortization and gain on disposal of equipment	68,755	-	128,627
Amortization of debt issuance costs	18,859	-	-
Amortization of intangibles	1,416,667	-	-
Change in allowance for doubtful accounts	(50,000)	-	-
Change in inventory obsolence reserve	43,000	-	-
Change in deferred tax benefit	(535,000)	-	-
Changes in operating assets and liabilities
Accounts receivable	(541,780)	-	134,959
Inventories	165,982	-	(270,813)
Costs and estimated earnings in excess of billings on uncompleted contracts	(73,338)	-	(1,365,626)
Prepaid expenses and other assets	(60,412)	-	(212,920)
Accounts payable	645,902	-	(325,436)
Accrued expenses and other current liabilities	378,960	(2,308)	(135,491)
Billings in excess of costs and estimated earnings on uncompleted contracts	(126,727)	-	1,003,079
Net cash provided (used ) by operating activities	2,151,675	(43,342)	1,732,374

Cash flows from investment activities:
Purchase of equipment	(123,765)	-	(159,663)
Business acquisition- payment of working capital liability to Seller	(1,107,872)	-	-
Purchase of short-term investments	(843,781)	(2,186,126)	-
Net cash used by investment activities	(2,075,418)	(2,186,126)	(159,663)

Cash flows from financing activities:
Repayment from line of credit	(679,953)	-	-
Proceeds from related party note payable	-	4,100	-
Proceeds from sale of common stock		4,750,000	-
Distribution to noncontrolling interest	(126,324)		-
Stockholders' distribution	-	-	(1,824,200)
Net cash provided (used) by financing activities	(806,277)	4,754,100	(1,824,200)

Net increase (decrease) in cash	(730,020)	2,524,632	(251,489)

Cash at beginning of period	4,752,462	1,356	903,607

Cash at end of period	$4,022,442	$2,525,988	$652,118

Cash paid for :
Income taxes	$169,000	$-	$-
Interest	$107,000	$-	$-

Non-cash investing and financing activities:
Repayment of related party note payable and accrued interest by issuance of common shares	$-	$250,000	$-

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The unaudited Condensed Statement of Operations and Statement of Cash Flows for the nine months ended September 30, 2016 of BRJ Inc., as predecessor to the Company, are included in this report as supplementary information.

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

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and nine months ended September 30, 2017, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive.

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

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2017:

Assets	Level 1	Level 2	Level 3	Balance at September 30, 2017
Marketable Equity Securities	$1,794,413	$—	$—	$1,794,413
Money Market Funds	$4,019,092	$—	$—	$4,019,092

Change in fiscal year end. On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.

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

Recent Accounting Pronouncements –

FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” This ASU requires inventory within the scope of the guidance to be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. The Company adopted this guidance during the nine months ended September 30, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance during the nine months ended September 30, 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $16.5 million including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Company’s debt agreements, and working capital adjustments of approximately $1.1 million, which were paid during the six months ended June 30, 2017. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

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

Unaudited pro forma results for the three and nine months ended September 30, 2016:

	Three	Nine
	months	months
	ended	ended
	September 30, 2016	September 30, 2016

Net sales	$8,422,123	$26,257,787
Gross profit	2,721,585	7,780,138
Amortization of intangibles	729,167	1,416,667
Net income to common shareholders	$119,164	$558,546
Earnings per common share-basic and diluted	$0.13	$0.62

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

	September 30,	December 31,
	2017	2016

Costs incurred on uncompleted contracts	$11,486,314	$8,246,796
Estimated earnings	3,912,693	2,273,388
	15,399,007	10,520,184
Less: billings to date	(14,743,564)	(10,064,806)
	$655,443	$455,378
Included on the balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$967,599	$894,261
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(312,156)	(438,883)
	$655,443	$455,378

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

The effective interest rate on borrowings under the Credit Facility at September 30, 2017 was 3.69%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2017 were $1,592,757 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2017.

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

The Company recorded stock compensation expense for options vesting during the three and nine months ended September 30, 2017 of $15,181 and $46,181, respectively ($23,212 and $23,212, respectively, during the same periods in 2016).

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

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the nine months ended September 30, 2017, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

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

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the nine months ended September 30, 2017, the fees payable to Lorraine Capital LLC were approximately $144,000.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Regarding the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI for its services approximately $400,000 and $1,298,000, respectively, during the three months and nine months ended September 30, 2017. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $11,850 and $35,100 respectively, during the three months and nine months ended September 30, 2017.

NOTE 7. INCOME TAXES

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary. With recent consistency in earnings, a strong earnings history of B.R. Johnson, Inc., a recent acquisition, and favorable projections, the Company has reversed its valuation allowance on deferred tax assets associated with activity beginning with the acquisition of B.R. Johnson, Inc., but exclusive of pre-acquisition losses that are subject to limitations under Internal Revenue Code Section 382.

The Company has an effective income tax rate of 9.3% for the nine-months ended September 30, 2017.  This effective tax rate is substantially lower than the federal statutory rate of 34% due to the reversal of a portion of the valuation allowance during the quarter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   The Company desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this note to enable it to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the transition period ended December 31, 2016, as they may be updated or supplemented from time to time under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q, and those described herein.

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

Nature of Business

Regional Brands is a holding company formed to acquire regional companies with strong brand recognition, stable revenues and profitability. In April 2016, we sold an aggregate of 370,441 shares of common stock for the aggregate purchase price of $5,000,000 (including the cancellation of certain indebtedness) and the transactions resulted in a change of control of the Company. Subsequent to the change in control, we have been pursuing a business strategy whereby we have been seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. Since the acquisition of the business of BRJ Inc. by Regional Brands’ majority-owned subsidiary, BRJ LLC, Regional Brands has focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, Regional Brands may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

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

Results of Operations: For the three and nine months ended September 30, 2017 and September 30, 2016.

Certain of the results discussed below are presented both on an actual basis, and a pro forma basis as if the acquisition of the business of BRJ Inc. had occurred on January 1, 2016 (see Note 2 of the condensed consolidated financial statements included in this report). Comparisons presented in the discussion below are with respect to the same period of the prior year, unless otherwise noted.

Net Sales: During the three and nine months ended September 30, 2017, the Company had net sales of $8,607,302 and $28,505,603, respectively, due to inclusion of BRJ LLC's operations from November 1, 2016, the date of acquisition. Until the acquisition of BRJ Inc., the Company did not have any sales. On a pro forma basis, the Company’s net sales for the three months ended September 30, 2017 increased by $185,179, or 2.2%, to $8,607,302 from $8,422,123. For the nine months ended September 30, 2017, on a pro forma basis, the Company’s net sales increased by $2,247,816, or 8.6%, to $28,505,603 from $26,257,787. The increases in 2017 were primarily due to higher contract volume as a result of sharply increased construction activity in our primary market area – Upstate New York.

Cost of sales: The Company had cost of sales of $5,800,256 and $19,774,595, respectively, during the three and nine months ended September 30, 2017 due to inclusion of BRJ LLC's operations. On a pro forma basis, cost of sales for the three months ended September 30, 2017 increased by 1.7%, or $99,718. For the nine months ended September 30, 2017, on a pro forma basis, cost of sales increased by 7.5%, or $1,386,946. The increases in cost of sales in 2017 were primarily due to higher net sales in 2017. As a percentage of net sales, cost of sales during the three and nine months ended September 30, 2017 were 67.4% and 69.4%, respectively, compared to 67.7% and 70%, respectively, for the same periods in 2016.

Selling: As of result of the inclusion of BRJ LLC's operations during the three and nine months ended September 30, 2017, the Company had selling expenses of $1,170,035 and $3,491,780, respectively. There were no selling expenses during the three and nine months ended September 30, 2016. On a pro forma basis, the selling expenses during the three months ended September 30, 2017 were $1,170,035 compared to $1,109,174 in 2016. For the nine months ended September 30, 2017, on a pro forma basis, the selling expenses increased from $3,125,914 to $3,491,780. The increases in selling expenses in 2017 were due to additional compensation costs arising from increased net sales.

General and administrative: General and administrative expenses increased by $905,883 from $26,684 in the three months ended September 30, 2016 to $932,517 during the three months ended September 30, 2017. $866,303 of this increase was due to inclusion of BRJ LLC’s operations and the remainder of the increase was due to higher levels of activities subsequent to our change in control in April 2016. For the nine months ended September 30, 2017, the Company’s general and administrative expenses increased by $2,816,874. Of this increase, $2,645,730 was due to inclusion of BRJ LLC’s operations and the remainder was due to higher levels of activities subsequent to our change in control in April 2016. On a pro forma basis, the general and administrative expenses for BRJ LLC’s operations, during the three and nine months ended September 30, 2017 were, $932,517 and $2,901,843, respectively, compared to $581,969 and $1,979,844, respectively, for the same periods in 2016.

Amortization of intangible assets: Amortization of intangibles arising from the BRJ Inc. acquisition amounted to $300,000 and $1,416,667, respectively, during the three and nine months ended September 30, 2017.

Interest Expense: The interest expense during the three and nine months ended September 30, 2017 increased by $49,828 and $168,761, respectively. The increases in interest expense were due to increased debt levels to fund the BRJ Inc. acquisition and operations.

Net income (loss): As a result of the foregoing, the net income for the three months ended September 30, 2017 increased by $742,354 to $726,837 compared to a net loss of $15,517 incurred during the three months ended September 30, 2016. For the nine months ended September 30, 2017, net income increased by $818,872 to $754,626 compared to a loss of $64,246 during the nine months ended September 30, 2016. During the three months ended September 30, 2017, we had an unrealized loss on investments of $100 resulting in comprehensive income of $710,815 to common stockholders, after income of $15,922 to noncontrolling interest. During the nine months ended September 30, 2017, we had an unrealized loss on investments of $1,576 resulting in comprehensive income of $718,431 to common stockholders, after income of $34,619 to noncontrolling interest.

Liquidity and Capital Resources

At September 30, 2017, we had working capital of $10,709,956 compared to working capital of $9,239,594 at December 31, 2016. The increase in working capital is primarily due to operational profits from BRJ LLC’s business. During the nine months ended September 30, 2017, our operating activities provided cash of approximately $2,152,000 compared to approximately $43,000 used during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, our operations, after adjusting for non-cash items, generated approximately $1,763,000 of cash. Changes in working capital items generated approximately $389,000 of cash during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, our operations, after adjusting for non-cash items, used approximately $41,000 of cash, and working capital items used approximately $2,000 of cash.

During the nine months ended September 30, 2017, the Company paid approximately $1.1 million in settlement of working capital to the seller of BRJ Inc. and purchased short term investments for approximately $844,000.

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

The effective interest rate on outstanding borrowings under the Credit Facility at September 30, 2017 was 3.69%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2017 were $1,592,757 and, in addition, KeyBank, N.A. has issued a letter of credit on behalf of BRJ LLC in the amount of $250,000 that expires on December 1, 2017.

Based on current plans, management anticipates that the cash on hand, the expected cash flows from our majority-owned subsidiary BRJ LLC, and the availability under the Credit Facility will satisfy our capital requirements and fund our operations for at least the next 12 months.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2016 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the transition period ended December 31, 2016. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, concluded that our disclosure controls and procedures were not effective, and further concluded that our disclosure controls and procedures were not effective as of the end of the period ended December 31, 2016 and quarters ended March 31, 2017 and June 30, 2017. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting that existed as of December 31, 2016, and continued to exist as of March 31, 2017, June 30, 2017 and September 30, 2017. As disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016, the material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

As discussed above in this Item 4 and in our Annual Report on Form 10-K for the period ended December 31, 2016, our internal controls over financial reporting were not effective as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, as a result of material weaknesses related to an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

In response to the material weaknesses identified above, our Management, with assistance of an outside consultant and oversight from the Company’s audit committee, has continued to monitor and review our control environment and evaluate potential solutions intended to remedy the identified material weaknesses. The potential solutions being evaluated as of September 30, 2017 included steps that, if implemented, would expand the resources available and implement additional controls to the financial reporting process.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending or threatened material legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the transition period ended December 31, 2016, as supplemented by the disclosure in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, except for the following which revises and supplements our previously disclosed risk factors:

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and disclosure controls and procedures in accordance with Section 302 of the Sarbanes-Oxley Act could result in material misstatements in our financial statements, and cause stockholders to lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal controls, and Section 302 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate its disclosure controls and procedures, in each case as of the end of each fiscal year, and to include a management report assessing the effectiveness of the Company’s internal control over financial reporting in each Annual Report on Form 10-K.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and determined that our internal controls were not effective due to material weaknesses. The identified material weaknesses related to an insufficient complement of qualified accounting personnel and ineffective controls associated with segregation of duties. The material weaknesses continued to exist as of March 31, 2017, June 30, 2017 and September 30, 2017. Based on our Management’s evaluation of our disclosure controls and procedures and the continued existence of the material weaknesses as of September 30, 2017, our Management concluded that our disclosure controls and procedures were not effective as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017.

In response to the material weaknesses identified above, our Management, with assistance of an outside consultant and oversight from the Company’s audit committee, has continued to monitor and review our control environment and evaluate potential solutions intended to remedy the identified material weaknesses. If the material weaknesses are not effectively remediated, or if additional material weaknesses or significant deficiencies in our internal controls, or in our disclosure controls and procedures, are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in stockholders losing confidence in our reported financial information or disclosure, which could negatively impact our stock price, or in securities litigation, and the diversion of significant management and financial resources.

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

REGIONAL BRANDS INC.

November 14, 2017	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

