Form 10-K
period 2017-12-31
Regional Brands Inc.
filed 2018-03-30
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

☐ Transitional Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from __________ to _______

Commission File Number: 033-13110-NY

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

Yes ☒  No ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $12,062,580.

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of March 9, 2018.

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

Change in fiscal year end.

On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K includes financial information from October 1, 2016 to December 31, 2016 (the "Transition Period 2016").

Description of Acquisition

On November 1, 2016, our majority-owned subsidiary, BRJ LLC, acquired substantially all of the assets (the “Acquisition”) of BRJ Inc., a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”).

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $16.5 million, including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Note”), which is subordinate to the Debt Agreements (as defined below) and working capital adjustments of approximately $1.1 million. We provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the Subordinated Loan (as defined below) and $3.81 million in preferred equity of BRJ LLC.

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

Following the Acquisition, all of operations of the Business are conducted through our majority-owned subsidiary BRJ LLC. We hold 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests). Lorraine Capital, LLC and BRJ Acquisition Partners, LLC are collectively referred to as the “Lorraine Parties”.

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

Industry Overview

According to an industry study published by the international business research company, The Freedonia Group, the total United States window and door market (measured by sales at the manufacturers’ level) was estimated to be valued at approximately $34.3 billion in sales in 2021.

One key factor driving growth will be continued strength in new housing and renovation activity, including investment in new and replacement windows and doors. Expanding construction spending in window and door intensive commercial segments, specifically office, retail, and lodging structures, will also fuel sales.

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

Currently, we are in principally in the Upstate New York State market and we plan to expand our geographic reach through ongoing business development efforts by our Rochester, NY and newly opened Buffalo, NY sales offices.

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

We operate as a multi-line commercial window distributor and installer of high-performance architectural aluminum, clad wood, fiberglass, vinyl and steel replica windows, as well as curtainwall, storefront and entrance products.

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

We offer our customers a wide selection of products to best meet their requirements from the following manufacturers:

•	Integrity from Marvin manufactures windows and doors made from a revolutionary fiberglass material called Ultrex that outlasts and outperforms the competition.

•	Marvin Windows & Doors offer made to order products with craftsman quality construction and customizable options.

•	Halfway between Utica and Albany, Kasson & Keller has been manufacturing windows and doors in nearby Fonda, NY since 1954, including EcoShield high-efficiency, low-maintenance windows.

•	Norwood, a division of West-Wood Industries, is a family-owned manufacturer of some of the finest wood windows and doors in North America. In addition, Norwood’s Permaglass window line is manufactured from protruded fiberglass for when wood is not the most suitable material for a customer’s application.

•	Therma-Tru Doors, which first created the fiberglass entry door category 25 years ago with the introduction of the Fiber-Classic® wood-grained door. Today, Therma-Tru is the nation’s leading manufacturer of fiberglass and steel exterior door systems, and a preferred brand of entry doors by builders and remodelers.

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

Competition

Our products are sold under highly competitive conditions. Currently, we are principally in the Upstate New York State market and we compete with a number of companies, some of which have greater financial resources than us. The principal competitive factors in the markets we serve include price, product quality, delivery and the ability to customize to customer specifications. We encounter different competitive environments in each of our product categories. In some of the product categories, there is a reduction in the number of competitors, in part due to the reduction of new entrants to the market. In addition, many of our suppliers find it economical to have a limited number of vendors in any geographic area. In the residential market segment, we face intense competition from big-box stores, large independent chains and online retailers where we differentiate our products and services with high-end quality products that meet the specialized installation requirements of our customers. In addition, certain product manufacturers sell and distribute their products directly to customers or enter into exclusive supply arrangements with other distributors.

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

Employees

BRJ LLC employed 84 people full-time and 1 person part-time as of March 9, 2018. Regional Brands has no employees other than its CEO.

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

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our information technology and cybersecurity systems.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks through employee training, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems, manipulation and destruction of data, and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

Ancora, a private investment firm, and investment partnerships and individuals affiliated with Ancora beneficially owned approximately 34.8% of our outstanding common stock as of March 9, 2018. As a result, Ancora is able to exert significant influence on the election of our directors, our corporate and management policies, and the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.

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

Additional tax expense or additional tax exposures could affect the company's future profitability and cash flow.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a limitation on interest deductibility, and a new tax regime for foreign earnings. The limitation on interest deductibility, or other adverse changes resulting from the Tax Act, might offset the benefit from the reduced tax rate, and our future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, they could adversely impact our financial condition, results of operations and cash flows.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and determined that our internal controls were not effective due to material weaknesses. The identified material weaknesses related to an insufficient complement of qualified accounting personnel and ineffective controls associated with segregation of duties. Based on our Management’s evaluation of our disclosure controls and procedures and the continued existence of the material weaknesses as of December 31, 2017, our Management concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC marketplace under the trading symbol “RGBD”. The closing price of our common stock on March 9, 2018 was $15.00.

The table below sets forth the range of quarterly high and low closing bid quotations for our common stock for the fiscal year ended December 31, 2017, the transition period ended December 31, 2016 and the fiscal year ended September 30, 2016 and gives effect to our 1 for 1,000 reverse stock split on July 26, 2016. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Low	High
Year ended December 31, 2017
First Quarter through March 31	$15.00	$15.00
Second Quarter through June 30	$15.00	$15.00
Third Quarter through September 30	$15.00	$15.00
Fourth Quarter through December 31	$15.00	$15.00

Transition Period Ended December 31, 2016	$14.25	$16.50

Year ended September 30, 2016
First Quarter through December 31	$30.00	$64.00
Second Quarter through March 31	$20.10	$40.00
Third Quarter through June 30	$35.00	$80.00
Fourth Quarter through September 30	$13.00	$75.00

Issued and Outstanding Shares

Our authorized capital currently consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share. As of March 9, 2018, we had 1,274,603 shares of common stock outstanding and no shares of preferred stock outstanding.

Holders of Record

As of March 9, 2018, there were approximately 220 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay any dividends on our common stock during the fiscal year ended December 31, 2017, the transition period ended December 31, 2016 and the fiscal year ended September 30, 2016, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2017.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2017, Transition Period ended December 31, 2016 and fiscal year ended September 30, 2016.

Transfer Agent

The transfer agent and registrar for our common stock is Standard Registrar and Transfer Company, Inc., 440 East 400 South, Suite 200, Salt Lake City, UT 84111.

Securities authorized for issuance under equity compensation plans

On April 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”), which was amended and restated as of June 15, 2017. The maximum number of shares of our common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options, restricted stock, restricted stock units and other awards is 130,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. The purpose of the Equity Incentive Plan is to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our company.

The following table sets forth information as of December 31, 2017 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	42,596	$16.00	87,404

Total	42,596		87,404

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

Change in fiscal year end.

On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K includes financial information for the year ended December 31, 2017, the period from October 1, 2016 to December 31, 2016 (the "Transition Period 2016") and the fiscal year ended September 30, 2016.

Items Affecting the Comparability of Our Financial Results

Our future results of operations and cash flows will not be comparable to our historical results for the reasons described below.

As previously discussed, on November 1, 2016 our majority-owned subsidiary, BRJ LLC, acquired substantially all the assets of BRJ Inc. BRJ LLC is currently our only operating company and therefore generates all of sales and substantially all of our expenses and profits. As a result, operations and cash flows prior to November 1, 2016 are not comparable to results after that date as results of the Company for the fiscal year ended September 30, 2016 do not include results of the predecessor, BRJ Inc. and the transition period from October 1, 2016 to December 31, 2016 includes activity for BRJ Inc. from November 1, 2016 to December 31, 2016. Management believes that the financial results for the full year 2017 are the best baseline for future operations and cash flows. Therefore, the following Management Discussion and Analysis focuses on comparing the results of operations for the year ended December 31, 2017 with the 2016 period which includes the Transition Period 2016 and results of BRJ Inc. for the 10 month period ended October 31, 2016.

Given the significance of the acquisition on prior period activity, certain expenses such as acquisition transaction related costs, amortization of intangible assets and interest expense will not be comparative to historical costs of the predecessor or holding company and these changes have been identified below.

Results of Operations:

Net Sales: The Company had net sales of $36,927,284 and $6,748,263 during the year ended December 31, 2017 and the Transition Period 2016, respectively. Net sales of the predecessor for the ten-month period ended October 31, 2016 were $28,410,708. On a pro forma basis, net sales for the full year 2016 were $35,158,971, resulting in an increase in 2017 of $1,768,313, or 5%. The increase was primarily due to higher contract volume associated with increased construction activity in our primary market area – Upstate New York. Until the acquisition of BRJ, Inc., the Company had no sales.

Cost of Sales: The Company had cost of sales of $25,339,989 and $4,951,678 during the year ended December 31, 2017 and the Transition Period 2016, respectively. Cost of sales for the predecessor for the ten-month period ended October 31, 2016 were $19,875,441. On a pro forma basis, cost of sales for the full year 2016 were $24,827,119, resulting in an increase in 2017 of $512,870, or 2.1%. Cost of sales as a percent to sales was 68.6% in 2017 and 70.6% in 2016. The lower cost of sales as a percent to sales in 2017 was the result of a mix of higher margin jobs during 2017 as compared to 2016.

Selling, General & Administration Expenses: The Company had selling, general and administration expenses of $8,546,973 and $1,228,555 during the year ended December 31, 2017 and the Transition Period, respectively. Selling, general and administration expenses for the predecessor for the ten-month period ended October 31, 2016 were $5,702,341. On a pro forma basis, selling, general and administration expenses for the full year 2016 were $6,930,896, resulting in an increase in 2017 of $1,616,077, or 23.3%. The increase was due in part to certain acquisition related costs not historically incurred by the predecessor company including management, audit, legal, and recruiting fees of approximately $500,000. In addition, we incurred additional compensation costs, including the implementation of a new company-wide bonus plan at the BRJ level, of approximately $583,000 as we work to retain and attract talented employees to position ourselves for growth.

Amortization of intangible assets: Amortization of intangible assets arose solely from assets acquired in the BRJ Inc. acquisition, and amounted to $1,716,667 for 2017, as compared $458,334 for 2016 (attributable to the Transition Period 2016). The increase was due to the full year impact of the amortization in 2017.

Interest Expense: Interest expense was $223,749 in 2017, an increase of $86,581 over interest expense during the Transition Period 2016. The increase in interest expense was due to increased debt levels to fund the BRJ Inc. acquisition and operations that were outstanding for the full year in 2017, as compared to two months, during the Transition Period 2016. In connection with the Credit Facility described below in “Liquidity and Capital Resources”, the Company incurred expenses of approximately $100,000 that were charged to operations as interest expense during the Transition Period ended December 31, 2016.

Acquisition transaction related costs: We incurred $500,849 of transaction costs for the BRJ Inc. acquisition consisting principally of professional fees during the Transition Period 2016. No such expenses were incurred in 2017.

Net income:

As a result of the foregoing, net income for the year ended December 31, 2017 was $857,173, an increase of $1,377,222 compared to the net loss of $520,049 incurred during the Transition Period ended December 31, 2016. During the year ended December 31, 2017, we had an unrealized gain on investments of $3,960 resulting comprehensive income of $806,164, after income to our noncontrolling interest of $51,009.

Liquidity and Capital Resources

At December 31, 2017, we had working capital of $11,124,271 compared to working capital of approximately $9,239,594 at December 31, 2016. The increase in working capital is primarily due to our cash flows from operating activities. During the year ended December 31, 2017, net cash provided by operating activities was approximately $2,681,000. We used approximately $2,360,000 of those cash flows for investment activities which included the payment of consideration of approximately $1,110,000 to the former owners of BRJ Inc. to settle the remaining working capital liability resulting from the BRJ acquisition. We also used approximately $720,000 for financing activities which included a net reduction on our working capital line of credit of approximately $460,000.

During the transition period ended December 31, 2016, our operations, used approximately $788,000 of cash. Changes in working capital items resulted in cash used of approximately $763,000 during the transition period ended December 31, 2016. During the fiscal year ended September 30, 2016, our operations used approximately $47,000 of cash, and working capital items provided approximately $4,000 of cash.

In the past we had satisfied our working capital needs from borrowings from our former president and principal executive officer. We borrowed $7,600 during the year ended September 30, 2016. In April 2016, we issued to our former president and principal executive officer 18,522 shares of our common stock in full satisfaction of his loans and accrued interest thereon in the aggregate amount of approximately $250,000.

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

The effective rate at December 31, 2017 was 3.94%. The aggregate borrowing outstanding under the Credit Agreement at December 31, 2017 was $1,812,454 ($2,272,710 at December 31, 2016) and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

Under the Loan Agreement, we agreed to loan BRJ LLC $7,500,000. We participated $358,696 of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all BRJ LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

On November 1, 2016, BRJ LLC issued a $2,500,000 subordinated promissory note to BRJ Inc. as part of the purchase price for the Acquisition (the “Note”). The Note is payable to BRJ Inc. and accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021. The Note is subordinated to the Credit Facility and the Loan Agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2017 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements:

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

Recent Accounting Pronouncements

Refer to Note 1 to the notes to our consolidated financial statements included in this Form 10-K for our assessment of Recent Accounting Pronouncements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2017, the transition period ended December 31, 2016 and for the year ended September 30, 2016 follow Item 16, beginning at page F-1.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the year covered by this report, concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to material weaknesses related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties. Our Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and has determined our internal controls over financial reporting were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

To address the material weaknesses we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

As discussed above in this Item 9A, our internal controls over financial reporting were not effective as of December 31, 2017, as a result of material weaknesses related to an insufficient complement of qualified accounting personnel and controls associated with segregation of duties. These material weaknesses existed as of December 31, 2016 and through 2017, and continued to exist as of December 31, 2017.

In response to the material weaknesses identified above, our Management, with assistance of an outside consultant and oversight from the Company’s audit committee, has continued to monitor and review our control environment and evaluate potential solutions intended to remedy the identified material weaknesses.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and positions of our directors and executive officers are as follows

Name	Age	Position
Carl Grassi	58	Chairman of the Board

Fred DiSanto	55	Chief Executive Officer and Director

Brian Hopkins	41	Director

Jeff Anderson	47	Director and Secretary

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Carl Grassi became our Chairman of the Board in November 2016. Mr. Grassi is the chairman of the law firm McDonald Hopkins LLC, where he has worked as an attorney since July 1992. Mr. Grassi is corporate counsel and business advisor to a number of middle-market and growth companies. Mr. Grassi also authors the Small Business “Tax Tips” column for Crain’s Cleveland Business and has written other articles for national publications. Mr. Grassi earned his law degree from Cleveland-Marshall College of Law and his Bachelor’s degree from John Carroll University. Mr. Grassi is a Certified Public Accountant and is a former director of Mace Security International, Inc ,which designs and manufactures a wide range of security products. The Board believes that Mr. Grassi’s substantial experience as an accomplished attorney, negotiator and general counsel to companies will enable him to bring a wealth of strategic, legal and business acumen to the Board, well qualifying him to serve as a director.

Fred DiSanto became a member of our Board and our Chief Executive Officer in November 2016. Mr. DiSanto has worked at Ancora, a registered investment advisor, since June 2005, was named its Chief Executive Officer in January 2006 and was later named its Chairman in December 2014. He was the former President and Chief Operating Officer of Maxus Investment Group (“Maxus”) from 1998 until 2000, during which time he was responsible for the marketing, sales and financial operations. When Maxus was sold to Fifth Third Bank in January 2001, and until June 2005, Mr. DiSanto served as Executive Vice President and Manager of the Fifth Third Bank’s Investment Advisors Division overseeing investment management, private banking and trust and banking services. Prior to Maxus, Mr. DiSanto was Managing Partner at Gelfand Partners Asset Management from 1991 until its merger with Maxus in 1997. He began his investment career in 1985 with McDonald Investments in Institutional Equity Sales. Mr. DiSanto is currently on the boards of Medical Mutual of Ohio, Case Western Reserve University, The Cleveland Film Commission, WF Hann and Sons, Edgewater Technology, Inc. and The Eastern Company. He is also on the Executive Committee for the Board of Trustees at Case Western Reserve University. Mr. DiSanto is a former Chairman of the Board of Regents of St. Ignatius High School and former Chairman and current Trustee of the Greater Cleveland Sports Commission. He is a past Board Member of Lorain National Bank (LNBB), Parkview Federal Savings Bank (PVFC) and Axia NetMedia (AXX). Mr. DiSanto earned a Bachelor of Science degree in management science from Case Western Reserve University and a Master in Business Administration degree from Case Western Reserve University, Weatherhead School of Management (Cleveland, Ohio). The Board believes that Mr. DiSanto’s qualifications to serve on the Board include his substantial financial expertise and his prior experience as an executive officer of several companies.

Brian Hopkins has been a member of our Board since April 2016 and served as our President and Chief Executive Officer from April 2016 until November 1,2016. Mr. Hopkins has been a Partner and Portfolio Manager at Ancora since September 2003. He is a Managing Director of Corporate Development and a member of the Executive Committee at Ancora. In his role as Portfolio Manager, he is responsible for making investment decisions for the firm’s alternative products. Prior to joining Ancora, Mr. Hopkins was an Investment Associate with Primus Capital Partners, one of the largest private equity firms in the Midwest, from August 2001 to September 2003. Before joining Primus, he worked in the Investment Banking Division of Deutsche Bank in London as an Associate from August 1998 to June 2001. Mr. Hopkins is a former director of First Menasha Bancshares (OTC: FMBJ) and current board member of Wayne Savings Bancshares, Inc. Mr. Hopkins earned a Bachelor of Science degree in finance from Georgetown University. The Board believes that Mr. Hopkins’ substantial management and investment experience well qualify him to serve as a director.

Jeff Anderson has been a member of our Board since April 2016. Mr. Anderson joined Ancora in May 2010 as an Analyst and Portfolio Manager. He focuses on special situations such as liquidations, bankruptcies and spinoffs. Prior to joining Ancora full-time, he served as a consultant to Ancora. Mr. Anderson managed a special situations portfolio for Millennium Partners in New York from May 2006 to November 2008. He spent six years at the investment firm Kellogg Group in New York, working in the Specialist Operations Group on the floor of the New York Stock Exchange from January 2000 to October 2000, before working in the firm’s proprietary trading operation from October 2000 to March 2006. Mr. Anderson graduated with a Bachelor of Arts degree from Wilfrid Laurier University in Ontario, Canada. Mr. Anderson is a CFA charterholder. The Board believes that Mr. Anderson’s extensive business and capital markets experience well qualify him to serve as a director

Term of Office

Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers of the Company are appointed by the Board.  Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

Board Committees

The Board does not currently have a compensation committee or nominations and corporate governance committee. The Board formed an audit committee during 2017, comprised of all of the directors and chaired by Mr. Anderson. The audit committee assists the Board in monitoring (i) the integrity of the Company’s financial statements, (ii) the independence, performance and qualifications of the Company’s auditors, (iii) the Company’s compliance with legal and regulatory requirements related to the Company’s financial statements and accounting policies, and (iv) assessing risk associated with the Company’s financial condition and performance.

Director Compensation

We currently do not provide cash compensation for our directors nor do we intend to provide cash compensation to our directors for the foreseeable future. On April 8, 2016, under the 2016 Equity Incentive Plan and pursuant to the SPA, we granted options to purchase 9,351 shares of common stock to each of Messrs. Hopkins and Anderson. If the Board deems compensation to our directors to be appropriate in the future, we expect that such compensation would be granted in the form of equity awards under our 2016 Equity Incentive Plan.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and our other highest paid executive officers (collectively, our “named executive officers”) in the years indicated.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred DiSanto(1)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

(1)	Fred DiSanto was appointed to his position on November 1, 2016.

Employment Agreements

We do not currently have an employment agreement in place with our Chief Executive Officer, nor do we currently intend to provide compensation to our Chief Executive Officer in his capacity as such.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding our outstanding equity awards made to directors as of December 31, 2017. None of our named executive officers held any outstanding equity awards as of December 31, 2017.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brian Hopkins	3,231	6,120	-	$16.00	4/8/2031	-	-	-	-

Jeff Anderson	3,231	6,120	-	$16.00	4/8/2031	-	-	-	-

Compensation of Directors

We did not compensate our directors during the fiscal year ended December 31, 2017.

Equity Incentive Plan

On April 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”), which was amended and restated as of June 15, 2017. The maximum number of shares of our common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options, restricted stock, restricted stock units and other awards is 130,000 shares. The purpose of the Equity Incentive Plan is to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our company.

The Equity Incentive Plan is to be administered by the Board. Subject to the other provisions of the Equity Incentive Plan, the Board has the authority, in its discretion: (i) to grant nonqualified stock options, restricted stock, restricted stock units and other awards, referred to collectively as “Awards”; (ii) to determine the terms and conditions of each Award granted (which need not be identical); (iii) to interpret the Equity Incentive Plan and all Awards granted thereunder; and (iv) to make all other determinations necessary or advisable for the administration of the Equity Incentive Plan. The persons eligible for participation in the Equity Incentive Plan as recipients of Awards include employees, consultants and non-employee directors to our company or any subsidiary or affiliate of our company. In selecting participants, and determining the number of shares of common stock covered by each Award, the Board may consider any factors that it deems relevant.

As of December 31, 2017, we had 42,596 options outstanding under the Equity Incentive Plan. In connection with the closing of the transactions under the SPA, we granted options to purchase 23,738 shares of common stock to Ancora and options to purchase 9,351 shares of common stock to each of Messrs. Hopkins, Anderson and Bronson, of which Mr. Bronson forfeited options to purchase 9,195 shares of common stock upon his resignation as a director on May 16, 2016.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2018 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our present directors and executive officers, and (c) all of our present directors and executive officers as a group.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Executive Officers and Directors:

Carl Grassi (3)	37,037	2.9%

Fred DiSanto(4)	434,191	33.8%

Brian Hopkins(5)	7,742	*

Jeff Anderson(5)	7,742	*

All executive officers and directors as a group (4 persons)	486,712	37.7%

5% Stockholders:

Ancora Advisors, LLC(6)	397,156	31.0%

*	Less than one percent of outstanding shares.

(1)	The address of each person is c/o Regional Brands Inc., 6060 Parkland Boulevard Cleveland, Ohio 44124.

(2)	The calculation in this column is based upon 1,274,603 shares of common stock outstanding on March 9, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable or that are convertible or exercisable within 60 days of March 9, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The Shares owned by The Laura L.Grassi Restatement of Trust UAD 3/10/0505, of which Laura L. Grassi, Mr. Grassi's wife, is the trustee.

(4)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, 8,203 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 9, 2018, and 18,147 shares owned directly by Mr. DiSanto’s wife. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto is the Chief Executive Officer of Ancora. By virtue of this relationship, Mr. DiSanto may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto disclaims beneficial ownership of the shares that he does not directly own.

(5)	Includes 4,039 shares subject to options that are currently exercisable or exercisable within 60 days of March 9, 2018.

(6)	Includes 259,305 shares owned directly by Merlin Partners LP, 129,648 shares owned directly by Ancora Catalyst Fund LP, and 8,203 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 9, 2018. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. By virtue of this relationship, Ancora may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Ancora disclaims beneficial ownership of the shares that it does not directly own.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreements

Ancora

On April 8, 2016, in connection with the transactions contemplated by the SPA, we entered into a Management Services Agreement (the “MSA”) with Ancora, whereby Ancora agreed to provide specified services to us in exchange for a quarterly management fee in an amount equal to 0.14323% of our stockholders’ equity (excluding cash and cash equivalents) as shown on our balance sheet as of the end of each of our fiscal quarters. The management fee with respect to each fiscal quarter is paid no later than 10 days following the issuance of our financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the fiscal year ended December 31, 2017, Ancora agreed to waive payment of the management fees.

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

Under its LLC Agreement, BRJ LLC is overseen by a five-member Board of Managers, with three of the initial managers nominated by Lorraine Capital, LLC and two of the initial managers nominated by Regional Brands. In the event the BRJ MSA is terminated for any reason, then either Regional Brands or (in the event the BRJ MSA is terminated by Regional Brands) Lorraine Capital, LLC may elect to have BRJ LLC repurchase the Lorraine Parties’ entire membership interest in BRJ LLC for the fair market value thereof as determined by an independent appraiser (or the amount the Lorraine Parties’ would have received upon the closing of a Qualified Offer, if one is then outstanding). If the membership interests of the Lorraine Parties are so redeemed, Regional Brands will be entitled to remove all of the members of the Board of Managers nominated by Lorraine Capital, LLC and will have the sole right to appoint the full Board of Managers. If the Lorraine Parties’ membership interests are not so redeemed (other than due to a breach of the LLC Agreement), Lorraine Capital, LLC will retain the right to appoint two members of the Board of Managers and Regional Brands will have the right to appoint three members of the Board of Managers. In either of the foregoing cases, the Lorraine Parties’ consent will no longer be required to make any major decisions that would have otherwise required the consent of all of the members under the LLC Agreement. During the year ended December 31, 2017, BRJ LLC paid $118,000 in management fees to Lorraine Capital, LLC. As of December 31, 2017 and 2016, $36,000 has been accrued as payable to Lorraine Capital, LLC under the BRJ MSA.

Registration Rights Agreement

On April 8, 2016, we entered into a Registration Rights Agreement (the “RRA”) among us and the Purchasers, pursuant to the terms of the SPA. Under the RRA, we granted to the Purchasers certain registration rights related to the aggregate 370,441 shares of our common stock issued pursuant to the SPA and agreed to certain customary obligations regarding the registration of such shares, including indemnification.

Leases

Effective May 12, 2016, we relocated our principal offices to 6060 Parkland Boulevard, Cleveland, OH 44124. During the year ended December 31, 2017, we paid no rent for the use of the offices, which are located at the corporate headquarters of Ancora.

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

Airways Door Service, Inc.

We have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. We paid ADSI for its services approximately $1,707,770 during the year ended December 31, 2017. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The amount of fees paid by ADSI to us for these services was $49,950 during the year ended December 31, 2017.

Director Independence

As our common stock is currently traded on the OTC, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules, and thus we have not determined that any of our directors are independent under any such standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s reports on Form 10-K and review of financial statements included in its Forms 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for the audit of the Company’s consolidated financial statements for the year ended December 31, 2017 was $84,000. The aggregate fees billed for the audit of the consolidated financial statements for the transition period ended December 31, 2016 and the fiscal year ended September 30, 2016 by our principal accountant, Freed Maxick CPAs, P.C was $21,000. The Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

During the year ended December 31, 2016, our principal accountant Freed Maxick CPAs billed us $112,500 for the audits and reviews of B.R. Johnson, LLC and its predecessor's financial statements for the years ended December 31, 2015, 2014, six months ended June 30, 2016 and 2015, for the ten months ended October 31, 2016 and two months ended December 31, 2016. There were no audit related fees in 2017.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the year ended December 31, 2017 was $3,700. There were no amounts billed during the transition period ended December 31, 2016 or fiscal year ended September 30, 2016.

All Other Fees

During the year ended December 31, 2017, our principal accountant, Freed Maxick CPAs, P.C., billed us $2,400 for work performed in conjunction with SEC correspondence. During the Transition Period ended December 31, 2016, our principal accountant, Freed Maxick CPAs, billed us $33,500 for the due diligence work performed for us in connection with our acquisition of BRJ Inc. The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., and our former principal accountant, Anton and Chia, LLP, during the fiscal year ended September 30, 2016 was $0.

Our audit committee pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved by either the audit committee or the Board in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

2.1	Asset Purchase Agreement, dated as of November 1, 2016, by and among B. R. Johnson, Inc., William A. Harfosh, Michael V. Howard, Anthony C. Minieri, Arthur P. Brillanti, B.R. Johnson, LLC, William J. Maggio, Charles A. Rider, Richard F. Gioia and Justin M. Reich (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.1	Certificate of Incorporation of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.2	Amended and Restated Bylaws of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.3	Certificate of Amendment to the Certificate of Incorporation of Regional Brands Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 3, 2017).

4.1	Form of Subscription Agreement of Regional Brands Inc., dated as of November 1, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.1	Credit and Security Agreement, dated as of November 1, 2016, by and among B.R. Johnson, LLC, the lending institutions party thereto and KeyBank National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.2	Subordinated Promissory Note, dated as of November 1, 2016, issued by B.R. Johnson, LLC in favor of B. R. Johnson, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.3	Loan and Security Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC and Regional Brands Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.4	Management Services Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC, and Lorraine Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.5	Limited Liability Company Agreement of B.R. Johnson, LLC, dated as of November 1, 2016, by and among Lorraine Capital, LLC, Regional Brands Inc. and BRJ Acquisition Partners, LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.6	Securities Purchase Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.7	Registration Rights Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.8	Management Services Agreement between the Company and Ancora Advisors, LLC, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.9#	Regional Brands Inc. Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 21, 2017).

10.10	Fourth Amended and Restated Consolidated Loan Agreement between Steven N. Bronson and 4net Software, Inc., dated December 19, 2012. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, dated December 28, 2012).

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004).

16.1	Letter from Anton and Chia, LLP (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed by the Company on November 18, 2016).

21.1*	Subsidiaries of Regional Brands Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

REGIONAL BRANDS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regional Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Brands Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2017, three month period ended December 31, 2016 and for the year ended September 30, 2016, and the related notes to the consolidated financial statement (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, three month period ended December 31, 2016 and for the year ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2016.

Buffalo, New York

March 30, 2018

REGIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,353,567	$4,752,462
Short-term investments	1,967,145	952,208
Accounts receivable, net of allowance for doubtful accounts	6,557,158	5,717,369
Inventories, net	1,242,723	1,594,264
Costs and estimated earnings in excess of billings on uncompleted contracts	1,087,218	894,261
Prepaid expenses and other current assets	447,539	248,935
Total current assets	15,655,350	14,159,499

Equipment, net	572,568	461,828
Intangibles, net	4,600,000	6,316,666
Goodwill	3,013,287	3,013,287
Other assets	144,729	96,667
Deferred taxes	288,791	-
Total assets	$24,274,725	$24,047,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,357,647	$467,248
Accrued expenses and other current liabilities	1,081,868	618,844
Line of credit	1,812,454	2,272,710
Current portion of senior subordinated note	23,900	14,348
Current portion of subordinated term note	62,500	-
Working capital liability due to Seller	-	1,107,872
Billings in excess of costs and estimated earnings on uncompleted contracts	192,710	438,883
Total current liabilities	4,531,079	4,919,905

Senior subordinated note, net	224,063	222,809
Subordinated term note	2,437,500	2,500,000
Total liabilities	7,192,642	7,642,714

Commitments (Note 10)

Stockholders' equity:
Preferred stock $.01 par value, 50,000 (5,000,000 - 2016) authorized, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 (50,000,000 - 2016) authorized and 1,274,603 shares issued and outstanding, respectively	13	13
Additional paid-in capital	20,373,257	20,311,645
Accumulated deficit	(3,202,277)	(4,008,441)
Accumulated other comprehensive loss	(1,504)	(5,464)
Total Regional Brands Inc. stockholders' equity	17,169,489	16,297,753
Noncontrolling interest in consolidated subsidiary	(87,406)	107,480
Total stockholders’ equity	17,082,083	16,405,233
Total liabilities and stockholders' equity	$24,274,725	$24,047,947

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Transition Period
		For the period
	Fiscal Year	From October 1, 2016	Fiscal Year
	Ended	to	Ended
	December 31, 2017	December 31, 2016	September 30, 2016

Net Sales	$36,927,284	$6,748,263	$-
Cost of sales	25,339,989	4,951,678
Gross profit	11,587,295	1,796,585	-

Operating expenses:
Selling	4,724,571	713,019	-
General and administrative	3,822,402	515,536	91,274
Amortization of intangible assets	1,716,667	458,334	-
Total operating expenses	10,263,640	1,686,889	91,274

Operating income (loss)	1,323,655	109,696	(91,274)

Other income (expense):
Other income (expense)	99,945	4,941	18,332
Interest expense	(223,749)	(137,168)	(1,511)
Interest income	21,394	4,131	-
Acquisition transaction related costs	-	(500,849)	-
	(102,410)	(628,945)	16,821

Income (loss) before taxes	1,221,245	(519,249)	(74,453)

Income tax provision	364,072	800	-

Net income (loss)	857,173	(520,049)	(74,453)

Less: Income (loss) to noncontrolling interest	51,009	(21,054)	-
Net income (loss) attributable to common stockholders	806,164	(498,995)	(74,453)

Unrealized gain (loss) on investments	3,960	(6,227)	763

Comprehensive income (loss) attributable to common stockholders	$810,124	$(505,222)	$(73,690)

Net income (loss) per share per common share- basic and diluted	$0.63	$(0.51)	$(0.40)

Weighted average common shares outstanding - basic and diluted	1,274,603	969,915	186,887

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

					Accumulated		Stockholders'
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Paid-in capital	Deficit	Gain (Loss)	Interest	(Deficiency)

Balance at September 30, 2015	9,764	1	$3,198,347	$(3,434,993)	-	-	$(236,645)

Issuance of common stock	351,919	3	4,749,997	-	-	-	4,750,000
Issuance of common stock to satisfy notes payable	18,522	-	250,000	-	-	-	250,000
Stock based compensation	-	-	23,212	-	-	-	23,212
Net loss	-	-	-	(74,453)	-	-	(74,453)
Unrealized gain	-	-	-	-	763	-	763
Balance at September 30, 2016	380,205	4	8,221,556	(3,509,446)	763	-	4,712,877

Issuance of common stock	894,393	9	12,074,302	-	-	-	12,074,311
Stock based compensation	-	-	15,787	-	-	-	15,787
Noncontrolling interest, net of expenses	-	-	-	-	-	128,534	128,534
Fractional shares issued in reverse stock split	5	-	-	-	-	-	-
Net loss	-	-	-	(498,995)	-	(21,054)	(520,049)
Unrealized loss	-	-	-	-	(6,227)	-	(6,227)
Balance at December 31, 2016	1,274,603	13	20,311,645	(4,008,441)	(5,464)	107,480	16,405,233

Noncontrolling interest distribution	-	-	-	-	-	(245,895)	(245,895)
Stock based compensation	-	-	61,612	-	-	-	61,612
Net income	-	-	-	806,164		51,009	857,173
Unrealized gain	-	-	-	-	3,960	-	3,960
Balance at December 31, 2017	1,274,603	13	20,373,257	(3,202,277)	(1,504)	(87,406)	17,082,083

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Transition Period
	Fiscal	For the period	Fiscal
	Year ended	From October 1, 2016	Year ended
	December 31,	to	September 30,
	2017	December 31, 2016	2016

Cash flows from operating activities:
Net income (loss)	$857,173	$(520,049)	$(74,453)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	61,612	15,787	23,212
Depreciation and amortization	122,503	16,689	-
Amortization of debt issuance costs	25,146	4,191	-
Amortization of intangibles	1,716,667	458,334	-
Change in allowance for doubtful accounts	(50,000)	-	-
Change in inventory obsolescence reserve	5,500	-	-
Loss on sale of equipment	7,831	-	-
Changes in operating assets and liabilities:
Accounts receivable	(789,789)	(354,941)	-
Inventories	346,041	(218,144)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	(192,957)	(331,006)	-
Prepaid expenses and other assets	(246,666)	(133,417)	-
Accounts payable	890,399	(181,626)	-
Accrued expenses and other current liabilities	462,993	211,963	4,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(246,173)	244,236	-
Deferred taxes	(288,791)	-	-
Net cash provided (used ) by operating activities	2,681,489	(787,983)	(46,981)

Cash flows from investment activities:
Purchase of equipment	(241,074)	(30,805)	-
Business acquisition	-	(12,900,000)	-
Working capital liability due to Seller	(1,107,872)	8,287	-
Purchase of short- term investments	(1,010,977)	(25,557)	(2,186,126)
Short-term investments reclassified as cash and cash equivalents	-	1,254,011	-
Net cash used by investment activities	(2,359,923)	(11,694,064)	(2,186,126)

Cash flows from financing activities:
Proceeds from sale of common stock	-	12,074,311	4,750,000
Proceeds from senior subordinated note	-	358,696	-
Repayment of senior subordinated note	(14,310)	-	-
Financing costs related to senior subordinated note	-	(125,730)	-
Sale of subsidiary interest to noncontrolling interest, net of expenses	-	128,534	-
(Repayment) borrowings on line of credit	(460,256)	2,272,710	-
Proceeds from related party note payable	-	-	7,600
Noncontrolling interest distribution	(245,895)	-	-
Net cash (used) provided by financing activities	(720,461)	14,708,521	4,757,600

Net increase (decrease) in cash	(398,895)	2,226,474	2,524,493

Cash at beginning of period	4,752,462	2,525,988	1,495

Cash at end of period	$4,353,567	$4,752,462	$2,525,988

Cash paid for :
Income taxes	$863,000	$800	$-
Interest	$307,886	$111,700	$-

Non-cash investing and financing activities:
Repayment of related party note payable and accrued interest by issuance of common shares	$-	$-	$250,000
Subordinated term note- seller note to finance a business acquisition	$-	$2,500,000	$-
Working capital payment liability to the seller for a business acquisition	$-	$1,099,585	$-

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (the "Company') was incorporated under the laws of the State of Delaware in 1986. Regional Brands Inc. is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 (Note 2) the Company's majority-owned subsidiary acquired substantially all the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings.

Change in fiscal year end.- On December 20, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year. This Form 10-K includes financial information for the year ended December 31, 2017, the period from October 1, 2016 to December 31, 2016 (the "Transition Period 2016") and the fiscal year ended September 30, 2016.

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc and its majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”). All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and line of credit. Fair values were assumed to approximate carrying values for these financial instruments because of their immediate or short term maturity and the fair value of the line of credit approximates the carrying value as the stated interest rate approximates market rates currently available to the Company.

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

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2017:

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2017

Marketable Equity Securities	$1,967,145	$—	$—	$1,967,145
Money Market Funds	$4,353,567	$—	$—	$4,353,567

The Company did not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of December 31, 2017.

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

The Company did not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of December 31, 2016.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents on the accompanying balance sheet are money market funds and a certificate of deposit whose adjusted costs approximate fair value.

Short-Term Investments – The Company’s investments are classified as available for sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The investments are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income (loss). Realized gains and losses are calculated using the original cost of those investments. During the year ended December 31, 2017, the Company purchased common stock for $109,387 and preferred shares for $901,590 and had an unrealized gain of $3,960. During the transition period ended December 31, 2016, the Company purchased preferred shares for $25,557 and had an unrealized loss of $6,227. During the year ended September 30, 2016, the Company purchased preferred shares for $932,115 and had an unrealized gain of $763.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of investments was the only item impacting accumulated other comprehensive income (loss) for the year ended December 31, 2017, transition period ended December 31, 2016 and for the year ended September 30, 2016.

1 for 1,000 stock split- On July 22, 2016, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to effect a 1 for 1,000 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock and to reduce the number of shares of Common Stock the Company was authorized to issue from 750,000,000 to 50,000,000 shares.  The Reverse Split became effective on July 26, 2016 (the “Effective Time”).  The Amendment, including the Reverse Split, was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

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

Reduction of Authorized Shares- On March 2, 2017, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to reduce the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 3,000,000 shares and reduce the number of shares of Preferred Stock the Company is authorized to issue from 5,000,000 to 50,000 shares. The amendment became effective on March 2, 2017. The amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

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

Accounts Receivable and Allowance for Doubtful Accounts- Accounts receivable are recorded at their invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties. The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect the customers’ ability to pay. The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect the customers’ ability to pay. As of December 31, 2017 and December 31, 2016, our allowance was doubtful accounts was $100,000 and $150,000, respectively. As of December 31, 2017 and 2016, we had retainage receivable of $769,000 and $367,081, respectively, included in accounts receivable in the accompanying consolidated balance sheets.

Precontract Costs- Precontract costs are charged to operations as incurred.

Inventories- Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of December 31, 2017 and 2016, the work-in-process inventory was $676,153 and $942,340, respectively, included in inventories in the accompanying consolidated balance sheets. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was approximately $66,000 and $60,000 as of December 31, 2017 and December 31, 2016, respectively.

Equipment- Equipment is stated at cost. Depreciation and amortization is computed using straight-line methods at rates adequate to amortize the cost of the various classes of assets over their estimated service lives, ranging from two to fifteen years. Depreciation and amortization the year ended December 31, 2017 was $122,503. Depreciation and amortization expense for the transition period ended December 31, 2016 was $16,689. There was no depreciation or amortization expense for the year ended September 30, 2016.

Long lived assets, Identifiable Intangible Assets and Goodwill - Long lived assets, identifiable intangibles assets and goodwill are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. With respect to goodwill, the Company tests for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors that could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends.

Impairments of long-lived assets are recognized if future undiscounted cash flows from operations are not expected to be sufficient to recover the carrying value of the long-lived assets. The carrying amounts are then reduced to fair value, which is typically determined by using a discounted cash flow model.

When performing its evaluation of goodwill and identifiable intangible assets for impairment, the Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors. If, after completing the assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test.

Quantitative testing requires a comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow method to estimate the fair value of the reporting unit. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the evaluation of goodwill for impairment. The new standard does not change how goodwill impairment is identified rather, how goodwill impairment is measured. Under the new standard, goodwill impairment is calculated as the amount by which the reporting unit’s carrying value exceeds its fair value and it eliminates the need to calculate the implied value of goodwill by assigning the fair value of the reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and subtracting that implied fair value from the actual goodwill balance. The Company elected to adopt the new standard for future goodwill impairment tests during the year ended December 31, 2017.

There were no impairment charges in any of the periods presented in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. As of December 31, 2017 and 2016, two customers accounted for 33% and 24% of the accounts receivable, respectively.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2017 and December 31, 2016. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2017, transition period ended December 31, 2016 and year ended September 30, 2016, the Company recognized no interest and penalties.

Recent Accounting Pronouncements-

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard on January 1, 2018 will not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases” to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its financial position and/or results of operations.

Newly Adopted Accounting Pronouncements- In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis. We adopted the new accounting standard in the first quarter of 2017. There was no material impact to the Company’s financial statements as a result of adopting this new accounting standard.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU required the classification of deferred tax assets as long term on the accompanying consolidated balance sheets for the year ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company as of January 1, 2017. There was no material impact to the Company’s financial statements as a result of adopting this new accounting standard.

NOTE 2- ACQUISITION OF B.R. JOHNSON, INC.

On November 1, 2016, the Company's majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”) acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”). Following the Acquisition, BRJ LLC carried on the business and operations of BRJ Inc.

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $15.4 million (subject to customary working capital adjustments), including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Subordinated term note”), which is subordinate to the debt agreements, as described below. The Note accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021.

The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the subordinated loan (the " Senior subordinated note") and $3.81 million in preferred equity of BRJ LLC with the remainder from bank financing, the Subordinated term note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

Purchase price
Amount paid as cash consideration	$12,900,000
Subordinated term note	2,500,000
Working capital payment	1,099,585
Total purchase price	$16,499,585

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

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions.  The Company allocated $6,000,000 of the purchase price to intangible assets relating to the covenants not to compete, which management estimates has a life of five years. Amortization expense amounted to $1,200,000 for year ended December 31, 2017 and $200,000 during the transition period ended December 31, 2016 and is estimated to be $1,200,000 in each of the succeeding years until fully amortized in November 2021. In addition, the Company allocated $775,000 to unbilled backlog, which the management estimated had a life of six months. During the transition period ended December, 31, 2016, $258,834 was amortized and the balance $516,166 was amortized during year ended December 31, 2017. After allocation of fair values to identifiable assets and liabilities, the excess of purchase price amounting to $3,013,287 was allocated to goodwill. The following table summarizes the allocation of the purchase price for the acquisition of BRJ, Inc.

Accounts receivable	$5,362,428
Inventories	1,376,120
Costs and estimated earnings in excess of billings
on uncompleted contracts	563,255
Prepaid expenses and other current assets	115,518
Equipment	447,712
Covenants not to compete	6,000,000
Unbilled backlog	775,000
Goodwill	3,013,287
Other assets	96,667
Accounts payable	(648,875)
Accrued expenses and other current liabilities	(406,881)
Billings in excess of costs and estimated earnings on uncompleted contracts	(194,647)
$16,499,585

BRJ LLC's operating results are included from the date of acquisition, November 1, 2016, and portions of the subordinated debt and equity are eliminated in consolidation.

NOTE 3- CONTRACTS IN PROCESS

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

	December 31
	2017	2016
Costs incurred on uncompleted contracts	$8,404,168	$8,246,796
Estimated Earnings	3,695,967	2,273,388
	12,100,135	10,520,184
Less billings to date	(11,205,627)	(10,064,806)
	$894,508	$455,378

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,087,218	$894,261
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(192,710)	$(438,883)
	$894,508	$455,378

Prior to acquisition of BRJ Inc. on November 1, 2016 (Note 2), the Company did not have any contracts in process.

NOTE 4- EQUIPMENT

Equipment is summarized as follows:

	Estimated	December 31,
	Useful Life	2017	2016
Vehicles	3 years	$377,024	$188,019
Warehouse and shop tools and equipment	2 – 15 years	175,547	170,510
Office and showroom furniture and computer equipment	2 – 7 years	113,803	95,145
Computer software	2 – 5 years	41,664	24,843
		708,038	478,517
Less accumulated depreciation and amortization		(135,470)	(16,689)
		$572,568	$461,828

Prior to acquisition of BRJ Inc. on November 1, 2016 (Note 2), the Company did not have any equipment.

NOTE 5- INTANGIBLE ASSETS

Intangible assets arose from BRJ Inc. acquisition. (Note 2) and consist of the following:

	Estimated	December 31,
	life	2017	2016
Covenants not to compete	5 years	$6,000,000	$6,000,000
Unbilled backlog	6 Months	775,000	775,000
		6,775,000	6,775,000
Less : accumulated amortization		(2,175,000)	(458,334)
Net		$4,600,000	$6,316,666

Amortization expense related to these intangible assets amounted to $1,716,667 for the year ended December 31, 2017 and $458,334 during the transition period ended December 31, 2016.

Future amortization expense for the years ending December 31,
2018	1,200,000
2019	1,200,000
2020	1,200,000
2021	1,000,000
Total	$4,600,000

NOTE 6-DEBT

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the year December 31, 2017, the Company was in compliance with these covenants.

The effective rate at December 31, 2017 was 3.94% (3.19% at December 31, 2016). The aggregate borrowing outstanding under the Credit Facility at December 31, 2017 was $1,812,454 ($2,272,710 at December 31, 2016) and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018. In connection with Credit Facility, the Company incurred expenses of approximately $100,000 that was charged to operations as interest expenses during the transition period ended December 31, 2016.

Senior Subordinated Debt

BRJ LLC borrowed an aggregate of $7,500,000 (the “Subordinated Loan”) pursuant to a Loan and Security Agreement (the “Loan Agreement") with the Company. The Company provided $7,141,304 of the funding and $358,696 was participated. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BRJ LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility.

BRJ LLC incurred expenses of $125,730 in connection with the borrowings. This amount is treated as debt discount and adjusted with the carrying value of debt. The debt discount is being amortized over the life of the debt. Amortization expense was $25,146 during the year ended December 31, 2017 and $4,191 during the transition period ended December 31, 2016, and the unamortized debt discount balance at December 31, 2017 was $96,197 ($121,343 at December 31, 2016).

During the year ended December 31, 2017, BRJ LLC repaid $300,000 of the borrowings including $285,660 to the Company.

The amount of the debt that was participated, net of the unamortized debt discount, is shown in the accompanying balance sheet as Senior Subordinated Debt and had a balance outstanding of $247,963 at December 31, 2017 ($237,157 at December 31, 2016).

Subordinated term note

On November 1, 2016, BRJ LLC issued a $2,500,000 subordinated promissory note to BRJ Inc. as part of the purchase price for the Acquisition (the “Note”). The Note is payable to BRJ Inc. and accrues interest at a rate of 5.25% per annum, payable quarterly, with the principal amount of the Note payable in equal quarterly installments of $62,500 commencing on November 1, 2018 and maturing on November 30, 2021. The Note is subordinated to the Credit Facility and the Loan Agreement.

Scheduled maturities of long-term debt at December 31, 2017 are as follows:

2018	$86,400
2019	278,680
2020	283,460
2021	2,195,620
2,844,160
Less: Debt financing costs, net	(96,197)
$2,747,963

NOTE 7. STOCKHOLDERS’ EQUITY

On July 22, 2016, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State, which became effective on July 26, 2016, to reduce the number of shares of the Company’s common stock, par value $0.00001 per share, the Company is authorized to issue from 750,000,000 to 50,000,000 shares. The amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

On March 2, 2017, the Company filed another certificate of amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to reduce the number of shares of the Company’s common stock, par value $0.00001 per share, the Company is authorized to issue from 50,000,000 to 3,000,000 shares and to reduce the number of shares of Preferred Stock, par value $.01 per share, the Company is authorized to issue from 5,000,000 to 50,000 shares. The amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

On April 8, 2016, the Company entered into and closed a Securities Purchase Agreement (the “SPA”) among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson (collectively the “Purchasers”), whereby the Company sold to the Purchasers the aggregate amount of 370,441 shares of Common Stock for the aggregate purchase price of approximately $5,000,000 (including the cancellation of all indebtedness that had been loaned to the Company by Mr. Bronson to fund operating expenses). In connection with the SPA, the Company changed its name from 4Net Software, Inc. to Regional Brands Inc. The transactions contemplated by the SPA resulted in a change of control of the Company from Steven N. Bronson to Merlin Partners LP, which purchased 240,786 shares of Common Stock of the Company for the aggregate purchase price of $3,250,000.00, and Ancora Catalyst Fund LP, which purchased 92,610 shares of Common Stock of the Company for the aggregate purchase price of $1,250,000.00. Merlin Partners LP and Ancora Catalyst Fund LP are affiliates of Ancora Advisors, LLC a registered investment advisor and a related party.

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

On November 1, 2016, the Company completed a private placement in which it issued 894,393 shares of its common stock and received aggregate gross proceeds of $12,074,311.

On November 1, 2016, BRJ LLC sold 4.78% of its preferred membership interests for aggregate net proceeds of $128,534. This amount is included in noncontrolling interest in the accompanying consolidated financial statements. BRJ LLC’s Limited Liability Company Agreement provides for distributions of available cash to be made to the preferred members until they receive a cumulative preferred return of five percent per annum, compounded annually, on their unreturned preferred capital. During the year ended December 31, 2017, BRJ LLC distributed $1,218,234 including $245,895 to noncontrolling interests.

NOTE 8. EQUITY INCENTIVE PLAN

On April 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”), which was amended and restated as of June 15, 2017. The maximum number of shares of the Company's common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options, restricted stock, restricted stock units and other awards is 130,000. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. The Company did not grant any options during the year ended December 31, 2017 or during the transition period ended December 31, 2016. During the fiscal year ended September 30, 2016, the Company issued stock options that vest in 60 equal monthly installments and expire in 15 years.

The Company records share based payments under the provisions of FASB ASC 718 "Compensation - Stock Compensation." Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the year ended September 30, 2016:

Volatility	52.1%
Expected term	7 years
Risk-free interest rate	1.47%
Expected dividend yield	0%

A summary of all stock option activity at December 31, 2017 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2016	42,596	$16.00

Options granted	-	$-

Options exercises	-	$-

Options cancelled/forfeited	-	$-

Outstanding, December 31, 2017	42,596	$16.00	13.3 years	$-

Exercisable, December 31, 2017	14,302	$16.00	13.3 years	$-

Expected to vest, December 31, 2017	28,294	$16.00	13.3 years	$-

The Company granted 51,791 options during the year ended September 30, 2016. No options were exercised during the year ended December 31, 2017, transition period ended December 31, 2016 or year ended September 30, 2016. The fair value of options that vested during the year ended September 30, 2016 amounted to approximately $23,212 and the Company recorded stock compensation expense for options vesting during the year ended September 30, 2016 of $23,212. During the years ended December 31, 2017 and transition period ended December 31, 2016, the Company did not grant any options and the fair value of options that vested amounted to approximately $61,612 and $15,787, respectively, and the Company recorded compensation expense for options vested of $61,612 and $15,787, respectively.

The weighted-average grant date fair value of options granted and vested during the year ended September 30, 2016 was $6.29. The weighted-average grant date fair value of options vested during the year ended December 31, 2017 and transition period ended December 31, 2016 was $7.08 and $7.41, respectively.

At December 31, 2017, there was approximately $201,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 3.2 years.

NOTE 9 - RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”), between the Company and Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s shareholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the fiscal year ended December 31, 2017, the transition period ended December 31, 2016 and the fiscal year ended September 30, 2016, Ancora agreed to waive payment of the management fees.

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

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. During the year ended December 31, 2017 BRJ LLC paid $118,000 in management fees to Lorraine Capital, LLC. As of December 31, 2017 and 2016, $36,000 has been accrued as payable to Lorraine Capital, LLC under the BRJ MSA.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. BRJ LLC paid ADSI for its services approximately $1,707,770 during the year ended December 31, 2017 and $277,500 during the transition period ended December 31, 2016. In addition, BRJ LLC provides ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $49,950 during the year ended December 31, 2017 and $7,500 during the transition period ended December 31, 2016.

NOTE 10- COMMITMENTS

The Company leases its primary facility in East Syracuse, NY under a five year agreement that expires on October 31, 2021 with an option to extend the term for an additional five years. The Company also leases a facility in Rochester, NY that expires on July 31, 2019. Rent expense for these facilities amounted to $306,000 for the year ended December 31, 2017 and $51,000 during the transition month period ended December 31, 2016. The minimum lease payments under the agreements are as follows:

2018	306,000
2019	293,500
2020	276,000
2021	230,000
Total	$1,105,500

The Company also leases automobiles and delivery vehicles under noncancellable operating leases that expire in 2018. The minimum lease payments for the year ending December 31, 2018 is $36,113.

The Company is a member of a captive insurance entity, to provide for the potential liabilities for certain risks including workers’ compensation, general liability, and automotive. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors. As of December 31, 2017 and 2016 no liability has been recorded because a material liability for additional costs is considered remote. As a member of the captive insurance entity, the Company was required to provide an equity contribution of $30,000 and a dividend pool contributions of $114,728, which are included in other assets on the accompanying balance sheets as of December 31, 2017.

NOTE 11- INCOME TAXES

The income tax provision (benefit) for the year ended December 31, 2017, transition period ended December 31, 2016 and fiscal year ended September 30, 2016 is summarized in the following table.

		Transition Period
	Fiscal	For the period	Fiscal
	Year ended	From October 1, 2016	Year ended
	December 31,	to	September 30,
	2017	December 31, 2016	2016

Current:
Federal	$104,781	$-
State	548,082	800
Total current	652,863	800	-

Deferred
Federal	(37,338)	(145,397)	(3,894)
State	(38,625)	(23,759)	55,288
Total deferred	(75,963)	(169,156)	51,394
Less increase (decrease) in allowance	(212,828)	169,156	(51,394)

Net deferred	(288,791)	-	-
Total income tax provision	$364,072	$800	$-

The significant components of the deferred tax assets and liabilities are summarized below.

	December 31,	December 31,
	2017	2016

Deferred tax assets (liabilities) :
Net operating loss carryforwards	$281,796	$452,780
Investment in subsidiary	303,801	189,030
Total	585,597	641,810

Less valuation allowance	(281,796)	(623,047)
Total deferred tax assets	303,801	18,763
Deferred tax liabilities
Prepaid expenses	(15,010)	(18,763)
Total deferred tax liabilities	(15,010)	(18,763)
Net deferred tax assets	$288,791	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. The effect of the rate change attributable to the Tax Act on the Company’s effective tax rate was a 10.3% (or $131,000) decrease in the net deferred tax asset.

The Company has approximately $1,290,000 in federal net operating loss carryforwards (“NOL’s”) available to reduce future taxable income. These carryforwards begin to expire in various years between 2018 and 2037.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as certain significant ownership changes occur.  As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any.  The amount of the Company's net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company's value. With recent consistency in earnings, a strong earnings history of B.R. Johnson, Inc., a recent acquisition, and favorable projections, the Company has reversed its valuation allowance, during the quarter ended September 30, 2017, on deferred tax assets associated with activity beginning with the acquisition of B.R. Johnson, Inc., but exclusive of pre-acquisition losses that are subject to limitations under Section 382.

During the fiscal year ended December 31, 2017, transition period ended December 31, 2016 and fiscal year ended September 30, 2016 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California and Florida. The tax years 2014-2016 generally remain open to examination by these taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

		Transition Period
	Fiscal	For the period	Fiscal
	Year ended	From October 1, 2016	Year ended
	December 31,	to	September 30,
	2017	December 31, 2016	2016

Statutory United States Federal rate	34.0%	34.0%	34.0%
State income taxes net of federal benefit	3.2%	4.4%	3.6%
Permanent differences and other adjustments	(1.0%)	(6.0%)	(8.9%)
Correct NOL Asset	—	—	(96.0%)
Changes in valuation reserves	(16.7%)	(32.4%)	67.3%
Change in tax rate	10.3%	—	—
Effective tax rate	29.8%	0.0%	0.0%

B.R. Johnson, Inc.

FINANCIAL STATEMENTS

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

REGIONAL BRANDS INC.

March 30, 2018	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 30, 2018	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

March 30, 2018	By:	/s/ Carl Grassi
Carl Grassi
Chairman of the Board

March 30, 2018	By:	/s/ Brian Hopkins
Brian Hopkins
Director

March 30, 2018	By:	/s/ Jeff Anderson
Jeff Anderson
Director

37