Form 10-Q
period 2018-03-31
Regional Brands Inc.
filed 2018-06-27
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of March 31, 2018.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,226,898	$4,353,567
Short-term investments	2,189,059	1,967,145
Accounts receivable, net of allowance for doubtful accounts	6,664,541	6,557,158
Inventories, net	1,518,212	1,242,723
Costs and estimated earnings in excess of billings on uncompleted contracts	1,490,821	1,087,218
Prepaid expenses and other current assets	424,461	447,539
Total current assets	16,513,992	15,655,350

Equipment, net	643,855	572,568
Intangibles, net	4,300,000	4,600,000
Goodwill	3,013,287	3,013,287
Deferred taxes	332,727	288,791
Other assets	144,729	144,729
Total assets	$24,948,590	$24,274,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,113,754	$1,357,647
Accrued expenses and other current liabilities	649,012	1,081,868
Line of credit	2,016,263	1,812,454
Current portion of senior subordinated note	23,900	23,900
Current portion of subordinated term note	62,500	62,500
Billings in excess of costs and estimated earnings on uncompleted contracts	370,678	192,710
Total current liabilities	5,236,107	4,531,079

Senior subordinated note, net	230,349	224,063
Subordinated term note	2,437,500	2,437,500
Total liabilities	7,903,956	7,192,642

Stockholders' equity:
Preferred stock $.01 par value, authorized 50,000, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,387,299	20,373,257
Accumulated deficit	(3,248,587)	(3,203,781)
Total Regional Brands, Inc. stockholders' equity	17,138,725	17,169,489
Noncontrolling interest in consolidated subsidiary	(94,091)	(87,406)
Total stockholders’ equity	17,044,634	17,082,083
Total liabilities and stockholders' equity	$24,948,590	$24,274,725

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,	March 31,
	2018	2017

Net Sales	$8,162,784	$8,746,349
Cost of sales	5,903,742	6,250,694
Gross profit	2,259,042	2,495,655

Operating expenses:
Selling	1,065,713	1,099,764
General and administrative	951,712	942,863
Amortization of intangible assets	300,000	687,500
Total operating expenses	2,317,425	2,730,127

Operating loss	(58,383)	(234,472)

Other income (expense):
Other income	33,679	16,150
Interest expense	(50,649)	(60,954)
Interest income	6,141	3,547
	(10,829)	(41,257)

Loss before income taxes	(69,212)	(275,729)

Income tax (benefit) provision	(17,721)	53,200

Net loss	(51,491)	(328,929)

Less loss to noncontrolling interest	(6,685)	(13,966)

Loss attributable to common shareholders	$(44,806)	$(314,963)

Loss per share per common share- basic and diluted	$(0.04)	$(0.25)

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(51,491)	$(328,929)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	14,042	15,603
Depreciation and amortization	36,951	26,199
Amortization of debt issuance costs	6,286	6,286
Amortization of intangibles	300,000	687,500
Unrealized (gain) loss on investments	(11,738)	1,232
Change in allowance for doubtful accounts	-	(50,000)
Change in inventory obsolescence reserve	25,500	50,000
Changes in operating assets and liabilities
Accounts receivable	(107,383)	(48,122)
Inventories	(300,989)	110,560
Costs and estimated earnings in excess of billings on uncompleted contracts	(403,603)	(371,028)
Prepaid expenses and other assets	23,078	15,945
Accounts payable	756,108	111,810
Accrued expenses and other current liabilities	(432,856)	55,826
Deferred taxes	(43,936)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	177,968	(262,794)
Net cash provided (used ) by operating activities	(12,063)	20,088

Cash flows from investment activities:
Purchase of equipment	(133,238)	(8,688)
Business acquisition- payment of working capital liability to Seller	-	(1,107,872)
Equipment sales proceeds	25,000	-
Purchase of short- term investments	(210,177)	(479,978)
Net cash used by investment activities	(318,415)	(1,596,538)

Cash flows from financing activities:
Borrowings from line of credit	203,809	1,117,246
Net cash provided (used) by financing activities	203,809	1,117,246

Net decrease in cash	(126,669)	(459,204)

Cash at beginning of period	4,353,567	4,752,462

Cash at end of period	$4,226,898	$4,293,258

Cash paid for:
Income taxes	$625	$-
Interest	$88,739	$120,000

Regional Brands Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands,” the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986. Regional Brands is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it seeks to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016 the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings. After the acquisition of the business of BRJ Inc. by our majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”), we are currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, we may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018.

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

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three months ended March 31, 2018, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and line of credit. Fair values were assumed to approximate carrying values for these financial instruments because of their immediate or short-term maturity and the fair value of the line of credit approximates the carrying value as the stated interest rate approximates market rates currently available to the Company.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Our short-term investments consist of investments in marketable equity related securities and money market funds. All of these marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security. Prior to 2018, any unrealized gains or losses on these securities were recognized through other comprehensive income (loss).  Beginning on January 1, 2018 with the adoption of Accounting Standards Update ("ASU") 2016-01, all of our marketable equity securities and money market funds will continue to be carried at fair value as noted above, but any unrealized gains or losses on the securities are now recognized as a component of other income included on our Condensed Consolidated Statements of Operations. As a result of the adoption of ASU 2016-01, the accumulated deficit for the year ended December 31, 2017 was increased by $1,504 and the net loss for the three months ended March 31, 2018 was increased by $1,232.

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

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2018:

Assets	Level 1	Level 2	Level 3	Balance at March 31, 2018
Marketable Equity Securities	$2,189,059	$—	$—	$2,189,059
Money Market Funds	$4,226,898	$—	$—	$4,226,898

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company adopted ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”) effective January 1, 2018 utilizing the modified retrospective approach and applied the guidance to those contracts which were not completed as of that date. The adoption of Topic 606 did not impact the timing of revenue recognition in our Consolidated Financial Statements for the current or prior interim or annual periods. Accordingly, no adjustments have been made to opening retained earnings or prior period results. See Note 2, “Revenue Recognition,” for further information.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard is to be applied on a prospective basis to an award modified on or after the adoption date. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements.

NOTE 2. REVENUE RECOGNITION

Effective January 1, 2018, we recognize revenue in accordance with ASC Topic 606 when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. This business is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope, payments terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For this business, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Performance obligations for the remainder of our business is generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the service. The majority of our performance obligations are typically completed within one year.

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method. Sales and usage taxes are excluded from revenues:

	Quarter Ending
	March 31, 2018	March 31, 2017
Contracts under percentage of completion	$4,300,565	$4,687,426
All other	3,862,219	4,058,923
Total revenue	$8,162,784	$8,746,349

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of March 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $13.4 million.

We have elected the practical expedients for not adjusting the promised amount of consideration for the effects of financing components when, at contract exception, the period between the transfer of good or service and when the customer pays is expected to be less than one year and for recognizing incremental costs of obtaining a contract as incurred as they would otherwise have been amortized over one year or less.

We have made an accounting policy election to treat any common carrier shipping and handling activities as a fulfillment costs, rather than a separate obligation or promised service.

NOTE 3. CONTRACT ASSETS AND LIABILITIES

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

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$10,190,546	$8,404,168
Estimated Earnings	4,048,326	3,695,967
	14,238,872	12,100,135
Less billings to date	13,118,729	11,205,627
	$1,120,143	$894,508

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,490,821	$1,087,218
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(370,678)	$(192,710)
	$1,120,143	$894,508

The Company had unbilled revenues of $765,093 and $1,043,082 at the end of March 31, 2018 and December 31, 2017, respectively which are included in Cost and estimated earnings in excess of billings on the balance sheet.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the quarter ended March 31, 2018, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at March 31, 2018 was 4.00%. The aggregate borrowings outstanding under the Credit Facility at March 31, 2018 were $2,016,263 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

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

The Company recorded stock compensation expense for options vesting during the three month period ended March 31, 2018 and 2017 of $14,042 and $15,603, respectively.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the three months ended March 31, 2018, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

Effective May 12, 2016, the Company relocated its principal offices to 6060 Parkland Boulevard, Cleveland, OH 44124. The Company pays no rent for the use of the offices, which are located at the corporate headquarters of Ancora Advisors, LLC.

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the three months ended March 31, 2018 and year ended December 31, 2017, the fees payable to Lorraine Capital LLC were approximately $3,300 and $36,000, respectively.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI $421,401 and $467,698 for its services during the three months ended March 31, 2018 and 2017, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $14,850 and $11,300 during the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. INCOME TAXES

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary. The company currently maintains a full valuation allowance on the deferred tax assets associated with certain pre-acquisition losses that are subject to limitations under Internal Revenue Code Section 382.

The Company has an effective income tax rate of 25.42% for the three months ended March 31,2018~~.~~  The effective tax rate is greater than the federal statutory rate of 21% due to state taxes, nondeductible permanent differences, and the dividends received deduction.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   The Company desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this note to enable it to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as they may be updated or supplemented from time to time under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q, and those described herein.

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

Nature of Business

Regional Brands is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. In April 2016, we sold an aggregate of 370,441 shares of common stock for the aggregate purchase price of $5,000,000 (including the cancellation of certain indebtedness) and the transactions resulted in a change of control of the Company. Subsequent to the change in control, we have been pursuing a business strategy whereby we have been seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. Since the acquisition of the business of BRJ Inc. by Regional Brands’ majority-owned subsidiary, BRJ LLC, Regional Brands has focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, Regional Brands may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

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

Results of Operations

Comparisons presented in the discussion below are with respect to the same period of the prior year, unless otherwise noted.

Net Sales: The Company’s net sales for the three months ended March 31, 2018 decreased by $583,565, or 6.7%, to $8,162,784 from $8,746,349. The decrease in 2018 can be mostly attributed to poor weather in upstate New York during the quarter. Cold temperatures and frequent precipitation delayed the completion of projects in our primary sales area.

Cost of sales: The Company’s cost of sales for the three months ended March 31, 2018 decreased by $346,952, or 5.6%, to $5,903,742 from $6,250,694. The decrease in cost of sales in 2018 is primarily due to lower net sales when compared to the same period in 2017. As a percentage of net sales, cost of sales during the three months ended March 31, 2018 were 72.3% compared to 71.5% during the same period in 2017.

Selling: The Company’s selling expenses during the three months ended March 31, 2018 were $1,065,713 compared to $1,099,764 in 2017. Selling expenses remained relatively stable during the periods presented.

General and administrative: The Company’s general and administrative expenses during the three months ended March 31, 2018 were $951,712 compared to $942,863 in 2017. General and administrative expenses remained relatively stable during the periods presented.

Amortization of intangible assets: Amortization of intangibles arising from the BRJ Inc. acquisition amounted to $300,000 and $687,500, respectively, during the three months ended March 31, 2018 and 2017.

Interest Expense: Interest expense during the three months ended March 31, 2018 decreased by $10,305 compared to the same period in 2017. The decrease in interest expense were due to increased debt levels to fund the BRJ Inc. acquisition and operations, during the comparative period in the prior year.

Net loss: As a result of the foregoing, the net loss for the three months ended March 31, 2018 improved by $277,438 to $51,491 compared to a net loss of $328,929 incurred during the three months ended March 31, 2017. The decrease in net loss during the period was primarily due to less amortization expense on intangible assets.

Liquidity and Capital Resources

At March 31, 2018, we had working capital of $11,277,886 compared to working capital of $11,124,271 at December 31, 2017. During the three months ended March 31, 2018, our operating activities used cash of approximately $12,100 compared to providing cash of approximately $20,100 during the three months ended March 31, 2017.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the quarter ended March 31, 2018, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at March 31, 2018 was 4%. The aggregate borrowings outstanding under the Credit Facility at March 31, 2018 were $2,016,263 and, in addition, KeyBank, N.A. has issued a letter of credit on behalf of BRJ LLC in the amount of $250,000 that expires on December 1, 2018.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2017 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the period ended December 31, 2017. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the period ended March 31, 2018.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to material weaknesses related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties. Our Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and has determined our internal controls over financial reporting were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

To address the material weaknesses we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As discussed above in this Item 4, our internal controls over financial reporting were not effective as of March 31, 2018, as a result of material weaknesses related to an insufficient complement of qualified accounting personnel and controls associated with segregation of duties. These material weaknesses existed as of December 31, 2017, and continued to exist as of March 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the period ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

REGIONAL BRANDS INC.

June 27, 2018	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

