Form 10-Q
period 2018-06-30
Regional Brands Inc.
filed 2018-08-14
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission File Number: 33-13110-NY

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of August 14, 2018.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,347,665	$4,353,567
Short-term investments	2,264,718	1,967,145
Accounts receivable, net of allowance for doubtful accounts	8,602,045	6,557,158
Inventories, net	1,516,018	1,242,723
Costs and estimated earnings in excess of billings on uncompleted contracts	1,439,404	1,087,218
Prepaid expenses and other current assets	509,263	447,539
Total current assets	18,679,113	15,655,350

Equipment, net	933,005	572,568
Intangibles, net	4,068,265	4,600,000
Goodwill	3,013,287	3,013,287
Deferred income taxes	330,465	288,791
Other assets	197,177	144,729
Total assets	$27,221,312	$24,274,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,406,155	$1,357,647
Accrued expenses and other current liabilities	854,082	1,081,868
Line of credit	2,931,526	1,812,454
Current portion of senior subordinated note	23,900	23,900
Current portion of subordinated term note	187,500	62,500
Billings in excess of costs and estimated earnings on uncompleted contracts	618,924	192,710
Total current liabilities	7,022,087	4,531,079

Senior subordinated note, net	236,636	224,063
Subordinated term note	2,312,500	2,437,500
Total liabilities	9,571,223	7,192,642

Stockholders' equity:
Preferred stock $.01 par value, authorized 50,000, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,401,177	20,373,257
Accumulated deficit	(2,641,864)	(3,203,781)
Total Regional Brands, Inc. stockholders' equity	17,759,326	17,169,489
Noncontrolling interest in consolidated subsidiary	(109,237)	(87,406)
Total stockholders’ equity	17,650,089	17,082,083
Total liabilities and stockholders' equity	$27,221,312	$24,274,725

See Accompanying Notes to Consolidated Financial Statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Net Sales	$11,920,846	$11,151,952	$20,083,630	$19,898,301
Cost of sales	8,566,194	7,723,645	14,469,936	13,974,339
Gross profit	3,354,652	3,428,307	5,613,694	5,923,962

Operating expenses:
Selling	1,198,474	1,221,981	2,264,187	2,321,745
General and administrative	1,039,350	1,026,463	1,991,062	1,969,326
Amortization of intangible assets	311,735	429,167	611,735	1,116,667
Total operating expenses	2,549,559	2,677,611	4,866,984	5,407,738

Operating income	805,093	750,696	746,710	516,224

Other income (expense):
Other income	85,900	23,007	119,579	39,157
Interest expense	(64,048)	(58,479)	(114,697)	(119,433)
Interest income	6,345	818	12,486	4,365
	28,197	(34,654)	17,368	(75,911)

Income before income taxes	833,290	716,042	764,078	440,313

Income tax provision	191,633	360,800	173,912	414,000

Net income	641,657	355,242	590,166	26,313

Less income to noncontrolling interest	34,934	32,663	28,249	18,697

Income attributable to common shareholders	$606,723	$322,579	$561,917	$7,616

Income (loss) per common share- basic and diluted (restated for the 2017 periods)	$0.44	$0.23	$0.40	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603	1,274,603	1,274,603

See Accompanying Notes to Consolidated Financial Statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income	$590,166	$26,313
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock based compensation	27,920	31,000
Depreciation and amortization	78,963	54,872
Amortization of debt issuance costs	12,573	12,573
Amortization of intangibles	611,735	1,116,667
Deferred income taxes	(41,674)	-
Unrealized (gain) loss on investments	(63,271)	1,476
Change in allowance for doubtful accounts	-	(50,000)
Change in inventory obsolescence reserve	6,500	50,000
Changes in operating assets and liabilities
Accounts receivable	(2,044,887)	(572,627)
Inventories	(279,795)	162,655
Costs and estimated earnings in excess of billings on uncompleted contracts	(352,186)	(424,145)
Prepaid expenses and other assets	(114,347)	(187,735)
Accounts payable	1,048,508	1,056,973
Accrued expenses and other current liabilities	(274,721)	509,031
Billings in excess of costs and estimated earnings on uncompleted contracts	426,214	(204,043)
Net cash (used) provided by operating activities	(368,302)	1,583,010

Cash flows from investment activities:
Purchase of equipment	(344,225)	(73,884)
Business acquisitions	(200,000)	(1,107,872)
Equipment sales proceeds	25,000	-
Purchase of short- term investments	(234,302)	(751,714)
Net cash used by investment activities	(753,527)	(1,933,470)

Cash flows from financing activities:
Distribution to noncontrolling shareholder	(3,145)	(37,173)
Borrowings from line of credit	1,119,072	(197,839)
Net cash provided (used) by financing activities	1,115,927	(235,012)

Net decrease in cash	(5,902)	(585,472)

Cash at beginning of period	4,353,567	4,752,462

Cash at end of period	$4,347,665	$4,166,990

Cash paid for:
Income taxes	$625	$169,000
Interest	$114,500	$107,000

Noncash Transactions:
Accrued distribution to noncontrolling shareholder	$46,935	$-

See Accompanying Notes to Consolidated Financial Statements.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018.

Restatement of Income Per Common Share – During the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, it was determined that distributions made in 2017 to the holders of certain noncontrolling interests in the Company’s consolidated subsidiary pursuant to the subsidiary’s limited liability company agreement should have reduced the amount of income available to common shareholders that was in the Company’s income (loss) per common share calculations. This has resulted in the restatement of income (loss) per common share for the quarters ended June 30, September 30 and the year ended December 31, 2017, respectively. The restatement has no effect on the amounts previously reported in 2017 on the Consolidated Balance Sheet, net income (loss) included in the Consolidated Statements of Income, Statements of Changes in Stockholders’ Equity (Deficiency) or the Consolidated Statements of Cash Flows. Additionally, the restatement had no effect on the quarters ended March 31, 2018 and 2017.

The effect of the restatement on the applicable 2017 periods is as follows:

Income (loss) per common share	Year Ended	Nine Months Ended	Six Months Ended	Three Months Ended
- basic and diluted	December 31, 2017	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017

As originally reported	$0.63	$0.56	$0.01	$0.56	$0.25
Adjustment	$(0.15)	$(0.08)	$(0.02)	$(0.06)	$(0.02)
As adjusted	$0.48	$0.48	$(0.01)	$0.50	$0.23

A reconciliation of income attributable to common shareholders to the amounts used to calculate Income (loss) available to common shareholders is as follows:

Income attributable to common shareholders	$810,124	$718,431	$7,616	$710,815	$322,579

Distributions to certain noncontrolling interests	$(197,016)	$(99,346)	$(27,228)	$(72,118)	$(27,228)
Income (loss) available to common shareholders	$613,108	$619,085	$(19,612)	$638,697	$295,351

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc. and its majority-owned subsidiary, BRJ LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company has a controlling interest in its subsidiary, BRJ LLC. BRJ LLC has preferred and common membership interests that are not controlled by the Company. Earnings and losses of BRJ LLC are attributed to the noncontrolling interests and distributions are made in accordance with the B.R. Johnson LLC Limited Liability Company Agreement.

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

Inventories - Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of June 30, 2018 and December 31, 2017, the work-in-process inventory was $948,127 and $ 676,153, respectively and is included in inventories in the accompanying consolidated balance sheet. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was approximately $72,000 and $66,000 at June 30, 2018 and December 31, 2017, respectively.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and six months ended June 30, 2018, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive. In calculating income (loss) per common share, income attributable to common shareholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary. A reconciliation of income attributable to common shareholders to the amounts used to calculate income(loss) per common share - basic and diluted is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Income attributable to common shareholders	$606,723	$322,579	$561,917	$7,616
Distributions to certain noncontrolling interests	$(46,935)	$(27,228)	$(46,935)	$(27,228)
Income (loss) available to common shareholders	$559,788	$295,351	$514,982	$(19,612)

Weighted average common shares outstanding- basic and diluted	1,274,603	1,274,603	1,274,603	1,274,603

Income (loss) per common share-basic and diluted	$0.44	$0.23	$0.40	$(0.01)

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

Our short-term investments consist of investments in marketable equity related securities and money market funds. All of these marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security. Prior to 2018, any unrealized gains or losses on these securities were recognized through other comprehensive income (loss).  Beginning on January 1, 2018 with the adoption of Accounting Standards Update ("ASU") 2016-01, all of our marketable equity securities and money market funds will continue to be carried at fair value as noted above, with any unrealized gains or losses on the securities recognized as a component of other income included on our Condensed Consolidated Statements of Income. As a result of the adoption of ASU 2016-01, the accumulated deficit for the year ended December 31, 2017 was increased by $1,504 and the net income for the six months ended June 30, 2017 was decreased by $1,476.

The tables below present the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	Balance at June 30, 2018
Marketable Equity Securities	$2,264,718	$—	$—	$2,264,718
Money Market Funds	$4,347,665	$—	$—	$4,347,665

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2017
Marketable Equity Securities	$1,967,145	$—	$—	$1,967,145
Money Market Funds	$4,353,567	$—	$—	$4,353,567

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

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. This business is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope, payments terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For most contracts under the POC method, progress payments, less retainage, are made shortly after the contractor receives payment from the owner. For the remainder of our business, standard terms are that amounts are due 30 days after invoice date. For this business, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Performance obligations for the remainder of our business are generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the service. The majority of our performance obligations are typically completed within one year.

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method. Sales and usage taxes are excluded from revenues:

	Quarter Ended June 30,
	2018	2017
Contracts under percentage of completion	$6,584,736	$7,356,193
All other	5,336,110	3,795,759
Total revenue	$11,920,846	$11,151,952

	Six Months Ended June 30,
	2018	2017
Contracts under percentage of completion	$10,885,302	$12,043,619
All other	9,198,328	7,854,682
Total revenue	$20,083,630	$19,898,301

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of June 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $14.7 million.

We have elected the practical expedients for not adjusting the promised amount of consideration for the effects of financing components when, at contract inception, the period between the transfer of good or service and when the customer pays is expected to be less than one year and for recognizing incremental costs of obtaining a contract as incurred as they would otherwise have been amortized over one year or less.

We have made an accounting policy election to treat any common carrier shipping and handling activities as a fulfillment cost, rather than a separate obligation or promised service.

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

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$9,800,255	$8,404,168
Estimated earnings	2,832,693	3,695,967
	12,632,948	12,100,135
Less billings to date	11,812,468	11,205,627
	$820,480	$894,508

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,439,404	$1,087,218
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(618,924)	$(192,710)
	$820,480	$894,508

The Company had unbilled revenues of $1,219,379 and $1,043,082 at the end of June 30, 2018 and December 31, 2017, respectively, which are included in Cost and estimated earnings in excess of billings on the balance sheet.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the six months ended June 30, 2018, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at June 30, 2018 was 3.69%. The aggregate borrowings outstanding under the Credit Facility at June 30, 2018 were $2,931,526. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

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

The Company recorded stock compensation expense for options vesting during the three month periods ended June 30, 2018 and 2017 of $13,878 and $15,397, respectively, and during the six month periods ended June 30, 2018 and 2017 of $27,920 and $31,000, respectively.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The MSA provides that the management fee with respect to each fiscal quarter of the Company is to be paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the six months ended June 30, 2018 and 2017, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, a member of BRJ LLC, whereby Lorraine Capital, LLC agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine Capital, LLC or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the six months ended June 30, 2018 and year ended December 31, 2017, the fees payable to Lorraine Capital LLC were approximately $53,000 and $36,000, respectively.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI approximately $823,000 and $898,000 for its services during the six months ended June 30, 2018 and 2017, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $21,000 and $23,250 during the six months ended June 30, 2018 and 2017, respectively.

NOTE 7. INCOME TAXES

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary. The Company currently maintains a full valuation allowance on the deferred tax assets associated with certain pre-acquisition losses that are subject to limitations under Internal Revenue Code Section 382.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act reduces the US federal corporate income tax rate from a top marginal rate of 35% in 2017 and prior to 21% in 2018. The Company’s marginal tax rate in 2017 and prior was 34%.

The Company has an effective income tax rate of 23.0% and 22.8% for the three and six months ended June 30, 2018, respectively, and 50.4% and 94.0% for the three and six months ended June 30, 2017, respectively. The 2018 effective tax rate is higher than the 2018 federal statutory rate of 21% due primarily to state income taxes offset by the dividends received deduction and nontaxable income of noncontrolling interest. The 2017 effective tax rate is higher than the 2017 federal statutory rate of 34% primarily due to the reasons above in addition to provisions for deferred tax valuation allowances.

NOTE 8. BUSINESS ACQUISITIONS

Effective June 1, 2018, the Company acquired certain assets of R&D Fabricators, Inc. (R&D) for a purchase price of $200,000. R&D is engaged in the business of the fabrication of aluminum curtain walls, store fronts, doors and frames.  The fair value of assets acquired include $120,000 of equipment, $51,000 of acquired backlog and $29,000 of covenants not to compete. The fair value of the assets acquired approximates the consideration paid. The operating results of R&D are included in the accompanying statement of income from the date of acquisition. Pro forma disclosures of revenue and earnings is not material to the Company.

During the six months ended June 30, 2017, a payment of $1,107,872 was made to the seller in the BRJ Inc. acquisition to satisfy our working capital liability.

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

Effective June 1, 2018, we acquired certain assets of R&D Fabricators, Inc. (“R&D”) for a purchase price of $200,000. R&D is engaged in the business of the fabrication of aluminum curtain walls, store fronts, doors and frames.

Comparisons presented in the Results of Operations sections discussed below are with respect to the same period of the prior year, unless otherwise noted.

Results of Operations for the three months ended June 30, 2018 and 2017

Net Sales: Net sales for the three months ended June 30, 2018 of $11,920,846 were $768,894, or 6.9%, higher than net sales of $11,151,952 for 2017. The increase was the result of an increased volume of business due to robust construction activity in the geographic area that we serve and our ability to be flexible with our capacity to meet increased demand.

Cost of sales: Cost of sales for the three months ended June 30, 2018 of $8,566,194 were $842,549 or 10.9% higher than cost of sales of $7,723,645 in 2017. The increase is primarily due to the increase in net sales and higher costs on several projects in 2018 when compared to 2017. Additionally, new tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.

Gross profit: Gross profit was $3,354,652 or 28.1% of net sales for the three months ended June 30, 2018 compared to $3,428,307 or 30.7% of net sales for 2017.

The industry we operate in is highly competitive and accordingly our pricing and margins, especially on larger projects, can vary depending on multiple factors including the customer or general contractor relationship. We refer to these variances as project mix. Gross profit as a percentage of net sales and gross profit dollars were lower in 2018 compared to 2017 because our project mix in 2017 had higher than average margins and several projects in 2018 were negatively impacted by additional costs.

During the three months ended June 30, 2017 we had more large projects that had above average gross margins, compared to 2018.   Additionally, cost overruns and back charges experienced in 2018 were due to numerous factors, including late delivery of product and inefficiencies in the procurement process.

We have worked to mitigate the impact of these charges and in some instances, have been able to reduce the cost of certain charges from suppliers.  Management has taken steps to improve gross margin performance in the second half of 2018, including upgrading project management capabilities, improved review and approval procedures and training.

Selling expenses: Selling expenses remained relatively stable at $1,198,474 for the three months ended June 30, 2018, compared to $1,221,981 for 2017.

General and administrative expenses: General and administrative expenses remained relatively stable at $1,039,350 for the three months ended June 30, 2018, compared to $1,026,463 for 2017.

Amortization of intangible assets: Amortization of intangible assets was $311,735 for the three months ended June 30, 2018 compared to $429,167 for 2017. Certain intangible assets arising from the BRJ Inc. acquisition were fully amortized in 2017, which is the primary reason for less amortization expense in 2018.

Other income: Other income was $85,900 for the three months ended June 30, 2018 compared to $23,007 for 2017. The increase was primarily related to unrealized appreciation in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense during the three months ended June 30, 2018 was $64,048 compared to $58,479 for 2017. The increase in interest expense was due to increased debt levels to fund working capital needs for operations as compared to the same period in the prior year.

Income tax expense: Income tax expense for the three months ended June 30, 2018 of $191,633 was $169,167 lower than income tax expense of $360,800 for 2017. The effective income tax rate was 23.0% for the three months ended June 30, 2018 compared to 50.4% for 2017. The 2018 effective tax rate is higher than the 2018 federal statutory rate of 21% due primarily to state income taxes offset by the dividends received deduction and nontaxable income of noncontrolling interest. The 2017 effective tax rate is higher than the 2017 federal statutory rate of 34% primarily due to the reasons above in addition to provisions for deferred tax valuation allowances.

Net income: As a result of the foregoing, net income for the three months ended June 30, 2018 improved by $286,415 to $641,657 compared to $355,242 for 2017.

Results of Operations for the six months ended June 30, 2018 and 2017

Net Sales: Net sales for the six months ended June 30, 2018 of $20,083,630 were $185,329, or 0.9% higher than net sales of $19,898,301 for 2017.

Cost of sales: Cost of sales for the six months ended June 30, 2018 of $14,469,936 were $495,597 or 3.5% higher than cost of sales of $13,974,339 in 2017. The increase is primarily due to the increase in net sales when compared to 2017 and higher costs on several projects in 2018 when compared to 2017. Additionally, new tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.

Gross profit: Gross profit was $5,613,694 or 28.0 % of net sales for the six months ended June 30, 2018 compared to $5,923,962 or 29.8% of net sales for 2017. Gross profit decreased by $310,268 in 2018.

The industry we operate in is highly competitive and accordingly our pricing and margins, especially on larger projects, can vary depending on multiple factors including the customer or general contractor relationship. We refer to these variances as project mix. Gross profit as a percentage of net sales and gross profit dollars were lower in 2018 compared to 2017 because our project mix in 2017 had higher than average margins and several projects in 2018 were negatively impacted by additional costs.

During the six months ended June 30, 2017 we had more large projects that had above average gross margins, compared to 2018.   Additionally, cost overruns and back charges experienced in 2018 were due to numerous factors, including late delivery of product and inefficiencies in the procurement process.

We have worked to mitigate the impact of these charges and in some instances, have been able to reduce the cost of certain charges from suppliers.  Management has taken steps to improve gross margin performance in the second half of 2018, including upgrading project management capabilities, improved review and approval procedures and training.

Selling expenses: Selling expenses remained relatively stable at $2,264,187 for the six months ended June 30, 2018 compared to $2,321,745 for 2017.

General and administrative expenses: General and administrative expenses remained relatively stable at $1,991,062 for the six months ended June 30, 2018 compared to $1,969,326 for 2017.

Amortization of intangible assets: Amortization of intangible assets was $611,735 for the six months ended June 30, 2018 compared to $1,116,667 for 2017. Certain intangible assets arising from the BRJ Inc. acquisition were fully amortized in 2017, which is the primary reason for less amortization expense in 2018.

Other income: Other income was $119,579 for the six months ended June 30, 2018 compared to $39,157 for 2017. The increase was primarily related to unrealized appreciation in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense for the six months ended June 30, 2018 was $114,697 compared to $119,433 for 2017. The decrease in interest expense was due to interest on increased debt levels in 2017 to fund the BRJ Inc. acquisition and operations.

Income tax expense: Income tax expense for the six months ended June 30, 2018 of $173,912 was $240,088 lower than income tax expense of $414,000 for 2017. The effective income tax rate was 22.8% for the six months ended June 30, 2018 compared to 94.0% for 2017. The 2018 effective tax rate is higher than the 2018 federal statutory rate of 21% due primarily to state income taxes offset by the dividends received deduction and nontaxable income of noncontrolling interest. The 2017 effective tax rate is higher than the 2017 federal statutory rate of 34% primarily due to the reasons above in addition to provisions for deferred tax valuation allowances.

Net income: As a result of the foregoing, net income for the six months ended June 30, 2018 improved by $563,853 to $590,166 compared to net income of $26,313 for 2017.

Liquidity and Capital Resources

At June 30, 2018, we had working capital of $11,657,026 compared to working capital of $11,124,271 at December 31, 2017. During the six months ended June 30, 2018, our operating activities used cash of $368,302 compared to providing cash of $1,583,010 during the six months ended June 30, 2017. The primary reason for the use of cash by operating activities in 2018 versus providing cash in 2017 was due to the increase in our net operating assets included in working capital.

Cash used in investment activities was $753,527 for the six months ended June 30, 2018 compared to $1,933,470 for the comparable period in 2017. The primary uses of cash from investment activities was for the purchase of equipment, certain assets of R&D Fabricators, Inc. and short-term investments in 2018 and the purchase of equipment, short-term investments and the payment of the working capital liability in connection with the BRJ Inc. acquisition in 2017.

Cash provided by financing activities was $1,115,927 for the six months ended June 30, 2018 compared to cash used of $235,012 for 2017. Line of credit borrowings provided cash in 2018 and repayments used cash in 2017. Line of credit borrowings in 2018 were used to fund working capital needs, primarily increases in accounts receivable and inventories somewhat offset by an increase in accounts payable.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the six months ended June 30, 2018, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at June 30, 2018 was 3.69%. The aggregate borrowings outstanding under the Credit Facility at June 30, 2018 were $2,931,526 compared to $1,812,454 at December 31, 2017. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2017 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the period ended December 31, 2017. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to material weaknesses related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties. Our Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and determined our internal controls over financial reporting were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

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

Changes in Internal Control Over Financial Reporting

As discussed above in this Item 4, our internal controls over financial reporting were not effective as of June 30, 2018, as a result of material weaknesses related to an insufficient complement of qualified accounting personnel and controls associated with segregation of duties. These material weaknesses existed as of December 31, 2017, and continued to exist as of June 30, 2018.

In response to the material weaknesses identified above, our Management, with assistance of an outside consultant and oversight from the Company’s audit committee, has continued to monitor and review our control environment and evaluate potential solutions intended to remedy the identified material weaknesses. In that regard, a new outside consultant was engaged and commenced service to the Company during the second quarter of 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending or threatened material legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of the following which supplements our previously disclosed risk factors.

Costs associated with new tariffs could adversely impact our profitability or financial condition.

New tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.  If this continues, our margin may be negatively impacted, particularly if we are unable to incorporate the cost increases into our contract bids or if construction activity generally slows as a result of higher costs. This, in turn, could adversely impact our profitability or financial condition.

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

REGIONAL BRANDS INC.

August 14, 2018	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

