Form 10-Q
period 2018-09-30
Regional Brands Inc.
filed 2018-11-14
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.) Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒     Smaller Reporting Company  ☒

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of November 14, 2018.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,553,157	$4,353,567
Short-term investments	2,264,511	1,967,145
Accounts receivable, net of allowance for doubtful accounts	7,959,435	6,557,158
Inventories, net	1,568,169	1,242,723
Costs and estimated earnings in excess of billings on uncompleted contracts	2,485,257	1,087,218
Prepaid expenses and other current assets	657,605	447,539
Total current assets	19,488,134	15,655,350

Equipment, net	928,534	572,568
Intangibles, net	3,707,943	4,600,000
Goodwill	3,045,481	3,013,287
Deferred income taxes	343,741	288,791
Other assets	197,173	144,729
Total assets	$27,711,006	$24,274,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,086,273	$1,357,647
Accrued expenses and other current liabilities	910,222	1,081,868
Line of credit	2,846,334	1,812,454
Current portion of senior subordinated note	23,900	23,900
Current portion of subordinated term note	250,000	62,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,354,339	192,710
Total current liabilities	7,471,068	4,531,079

Senior subordinated note, net	242,922	224,063
Subordinated term note	2,250,000	2,437,500
Total liabilities	9,963,990	7,192,642

Stockholders' equity:
Preferred stock $.01 par value, authorized 50,000, issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 authorized and 1,274,603 shares issued and outstanding	13	13
Additional paid-in capital	20,415,055	20,373,257
Accumulated deficit	(2,534,560)	(3,203,781)
Total Regional Brands, Inc. stockholders' equity	17,880,508	17,169,489
Noncontrolling interest in consolidated subsidiary	(133,492)	(87,406)
Total stockholders’ equity	17,747,016	17,082,083
Total liabilities and stockholders' equity	$27,711,006	$24,274,725

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net Sales	$10,317,136	$8,607,302	$30,400,766	$28,505,603
Cost of sales	7,700,107	5,800,256	22,170,043	19,774,595
Gross profit	2,617,029	2,807,046	8,230,723	8,731,008

Operating expenses:
Selling	1,082,977	1,170,035	3,347,164	3,491,780
General and administrative	1,032,462	932,517	3,023,524	2,901,843
Amortization of intangible assets	331,344	300,000	943,079	1,416,667
Total operating expenses	2,446,783	2,402,552	7,313,767	7,810,290

Operating income	170,246	404,494	916,956	920,718

Other income (expense):
Other income	32,064	29,239	151,643	68,396
Interest expense	(78,530)	(49,328)	(193,227)	(168,761)
Interest income	6,345	5,332	18,831	9,697
	(40,121)	(14,757)	(22,753)	(90,668)

Income before income taxes	130,125	389,737	894,203	830,050

Income tax (expense) benefit	(19,235)	337,000	(193,147)	(77,000)

Net income	110,890	726,737	701,056	753,050

Less income to noncontrolling interest	3,586	15,922	31,835	34,619

Income attributable to common shareholders	107,304	710,815	669,221	718,431
Distributions to certain noncontrolling interests	(16,729)	(72,118)	(63,664)	(99,346)
Income available to common shareholders	$90,575	$638,697	$605,557	$619,085

Income per common share- basic and diluted	$0.07	$0.50	$0.48	$0.49

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603	1,274,603	1,274,603

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income	$701,056	$753,050
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	41,798	46,181
Depreciation and amortization	126,728	68,755
Amortization of debt issuance costs	18,859	18,859
Amortization of intangibles	943,079	1,416,667
Deferred income taxes	(54,950)	(535,000)
Unrealized (gain) loss on investments	(63,064)	1,576
Change in allowance for doubtful accounts	-	(50,000)
Change in inventory obsolescence reserve	6,500	43,000
Changes in operating assets and liabilities
Accounts receivable	(1,402,277)	(541,780)
Inventories	(331,946)	165,982
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,398,039)	(73,338)
Prepaid expenses and other assets	(262,685)	(60,412)
Accounts payable	728,626	645,902
Accrued expenses and other current liabilities	(193,706)	378,960
Billings in excess of costs and estimated earnings on uncompleted contracts	1,161,629	(126,727)
Net cash provided by operating activities	21,608	2,151,675

Cash flows from investment activities:
Purchase of equipment	(387,519)	(123,765)
Business acquisitions	(203,216)	(1,107,872)
Equipment sales proceeds	25,000	-
Purchase of short- term investments	(234,302)	(843,781)
Net cash used by investment activities	(800,037)	(2,075,418)

Cash flows from financing activities:
Distribution to noncontrolling shareholder	(55,861)	(126,324)
Borrowings from (repayments of) line of credit	1,033,880	(679,953)
Net cash provided (used) by financing activities	978,019	(806,277)

Net increase (decrease) in cash	199,590	(730,020)

Cash at beginning of period	4,353,567	4,752,462

Cash at end of period	$4,553,157	$4,022,442

Cash paid for:
Income taxes	$91,000	$169,000
Interest	$179,000	$107,000

Non-cash investing and financing activities:
Accrued distribution to noncontrolling shareholder	$22,000	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Regional Brands Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (formerly 4net Software, Inc.) (“Regional Brands,” the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986. Regional Brands is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. Regional Brands has been pursuing a business strategy whereby it seeks to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth. On November 1, 2016, the Company's majority-owned subsidiary acquired substantially all of the assets (the “Acquisition”) of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings. After the acquisition of the business of BRJ Inc. by our majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”), we are currently focused on considering opportunities for growth of BRJ LLC through utilizing its balance sheet to provide capital for additional acquisitions of companies that would be complementary to BRJ LLC. Additionally, we may seek to acquire Target Companies that satisfy the following criteria: (1) established businesses with viable services or products; (2) an experienced and qualified management team; (3) opportunities for growth and/or expansion into other markets; (4) are accretive to earnings; (5) offer the opportunity to achieve and/or enhance profitability; and (6) increase shareholder value.

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

Concentration of Credit Risk – Amounts due from a single customer represented 15.4% of Accounts Receivable at September 30, 2018.

Inventories - Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of September 30, 2018 and December 31, 2017, the work-in-process inventory was $911,625 and $ 676,153, respectively and is included in inventories in the accompanying consolidated balance sheet. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was approximately $72,000 and $66,000 at September 30, 2018 and December 31, 2017, respectively.

Common Shares Issued and Earnings Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and nine months ended September 30, 2018, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive. In calculating income per common share, income attributable to common shareholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary. A reconciliation of income attributable to common shareholders to the amounts used to calculate income per common share - basic and diluted is included on the face of the consolidated statements of income.

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

Our short-term investments consist of investments in marketable equity related securities and money market funds. All of these marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security. Prior to 2018, any unrealized gains or losses on these securities were recognized through other comprehensive income (loss).  Beginning on January 1, 2018 with the adoption of Accounting Standards Update ("ASU") 2016-01, all of our marketable equity securities and money market funds will continue to be carried at fair value as noted above, with any unrealized gains or losses on the securities recognized as a component of other income included on our Condensed Consolidated Statements of Income. As a result of the adoption of ASU 2016-01, the accumulated deficit for the year ended December 31, 2017 was increased by $1,504 and the net income for the nine months ended September 30, 2017 was decreased by $1,576.

The tables below present the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	Balance at September 30, 2018
Marketable Equity Securities	$2,264,511	$—	$—	$2,264,511
Money Market Funds	$4,553,157	$—	$—	$4,553,157

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2017
Marketable Equity Securities	$1,967,145	$—	$—	$1,967,145
Money Market Funds	$4,353,567	$—	$—	$4,353,567

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

In June 2018, the FASB issued ASU No.2018-07, "Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting." The FASB issued this update as part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payments for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option model and the attribution of cost.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments for this update are effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted but no earlier than the adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoptions and equity classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.  The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

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

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. This business is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope, payments terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For most contracts under the POC method, progress payments, less retainage, are made shortly after the contractor receives payment from the owner. For the remainder of our business, standard terms are that amounts are due 30 days after invoice date. For this business, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Performance obligations for the remainder of our business are generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the services. The majority of our performance obligations are typically completed within one year.

Revisions in estimated profits for contracts accounted for under the POC method are made in the period in which circumstances requiring the revision become known. During the three and nine months ended September 30, 2018, the effect of changes in estimates of contract profit decreased gross profit by approximately $200,000 and $230,000, respectively, decreased net income by approximately $148,000 and $170,000, respectively, and decreased income per common share (net of income taxes) by $0.12 and $0.13, respectively. During the three and nine months ended September 30, 2017, the effect of changes in estimates of contract profits increased (decreased) net income by approximately $80,000 and $(62,000), respectively, and increased (decreased ) income per common share (net of income taxes) by $0.06 and $(0.05), respectively.

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method. Sales and usage taxes are excluded from revenues:

	Quarter Ended September 30,
	2018	2017
Contracts under percentage of completion	$5,383,752	$4,985,203
All other	4,933,384	3,622,099
Total revenue	$10,317,136	$8,607,302

	Nine Months Ended September 30,
	2018	2017
Contracts under percentage of completion	$16,269,054	$17,028,822
All other	14,131,712	11,476,781
Total revenue	$30,400,766	$28,505,603

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of September 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $14.6 million.

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

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$11,446,610	$8,404,168
Estimated earnings	3,814,089	3,695,967
	15,260,699	12,100,135
Less billings to date	14,129,781	11,205,627
	$1,130,918	$894,508

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,485,257	$1,087,218
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(1,354,339)	$(192,710)
	$1,130,918	$894,508

The Company had unbilled revenues of $1,097,565 and $1,043,082 at the end of September 30, 2018 and December 31, 2017, respectively, which are included in Costs and estimated earnings in excess of billings on the balance sheet.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the nine months ended September 30, 2018, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at September 30, 2018 was 4.69%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2018 were $2,846,334. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

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

The Company recorded stock compensation expense for options vesting during the three month periods ended September 30, 2018 and 2017 of $13,878 and $15,181, respectively, and during the nine month periods ended September 30, 2018 and 2017 of $41,798 and $46,181, respectively.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The MSA provides that the management fee with respect to each fiscal quarter of the Company is to be paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the nine months ended September 30, 2018 and 2017, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC (“Lorraine”), a member of BRJ LLC, whereby Lorraine agreed to provide specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the nine months ended September 30, 2018 and 2017, amounts included in expense for fees payable to Lorraine under the BRJ MSA were $55,000 and $79,000, respectively, and fees payable were approximate $0 and $36,000 at September 30, 2018 and December 31, 2017, respectively.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI approximately $1,370,000 and $1,298,000 for its services during the nine months ended September 30, 2018 and 2017, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was $45,000 and $35,000 during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7. INCOME TAX

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act reduced the US federal corporate income tax rate from a top marginal rate of 35% in 2017 and prior years to 21% in 2018. The Company’s marginal tax rate in 2017 and prior years was 34%.

The Company had an effective income tax rate of 14.8% and 21.6% for the three and nine months ended September 30, 2018, respectively, and (86.5)% and 9.3% for the three and nine months ended September 30, 2017, respectively. The effective income tax rate for the three months ended September 30, 2018 is lower than the 2018 federal statutory rate of 21% due primarily to adjustments resulting from the filing of the 2017 federal income tax return. The effective income tax rate for the nine months ended September 30, 2018 approximates the 2018 federal statutory rate of 21%. The effective income tax rate for the three and nine months ended September 30, 2017 differs from the 2017 federal statutory rate of 34% primarily due to the reversal of a portion of the deferred tax valuation allowance during the three months ended September 30, 2017.

NOTE 8. BUSINESS ACQUISITIONS

Effective June 1, 2018, the Company acquired certain assets of R&D Fabricators, Inc. (R&D) for a purchase price of approximately $203,000. R&D is engaged in the business of the fabrication of aluminum curtain walls, store fronts, doors and frames.  The fair value of assets acquired include $120,000 of equipment and $51,000 of acquired backlog, resulting in goodwill of approximately $32,000. The operating results of R&D are included in the accompanying statement of income from the date of acquisition. In light of the size and value of the acquisition and its relative significance to the Company, pro forma disclosures of revenue and earnings are not included herein.

During the nine months ended September 30, 2017, a payment of $1,107,872 was made to the seller in the BRJ Inc. acquisition to satisfy our working capital liability.

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

Effective June 1, 2018, we acquired certain assets of R&D Fabricators, Inc. (“R&D”) for a purchase price of approximately $203,000. R&D is engaged in the business of the fabrication of aluminum curtain walls, store fronts, doors and frames.

Comparisons presented in the Results of Operations sections discussed below are with respect to the same period of the prior year, unless otherwise noted. The industry we operate in is highly competitive and accordingly our pricing and margins, especially on larger projects, can vary depending on multiple factors including the customer or general contractor relationship. In the gross margin discussions below, we refer to these variances as “project mix”.

Results of Operations for the three months ended September 30, 2018 and 2017

Net Sales: Net sales for the three months ended September 30, 2018 of $10,317,136 were $1,709,834, or 19.9%, higher than net sales of $8,607,302 for 2017. The increase was the result of an increased volume of business due to robust construction activity in the geographic area that we serve and our ability to be flexible with our capacity to meet increased demand.

Cost of sales: Cost of sales for the three months ended September 30, 2018 of $7,700,107 were $1,899,851 or 32.8% higher than cost of sales of $5,800,256 in 2017. The increase is primarily due to the increase in net sales and higher costs on several projects in 2018 when compared to 2017. Additionally, new tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.

Gross profit: Gross profit was $2,617,029 or 25.4% of net sales for the three months ended September 30, 2018 compared to $2,807,046 or 32.6% of net sales for 2017.Gross profit as a percentage of net sales and gross profit dollars were lower in 2018 compared to 2017 because our project mix in 2017 had higher than average margins and several projects in 2018 were negatively impacted by additional costs.

During the three months ended September 30, 2017 we had more large projects that had above average gross margins compared to 2018. Additionally, we experienced cost overruns and back charges in 2018 due to numerous factors, including inefficiencies in the procurement process. The effect of changes in estimates of contract profit decreased gross profit by approximately $200,000 for the three months ended September 30, 2018 and increased gross profit by approximately $129,000 for the three months ended September 30, 2017.

We continue to work to mitigate the impact of these charges and in some instances, have been able to reduce the cost of certain charges from suppliers.  Management is taking steps intended to improve gross margin performance for the remainder of 2018, including upgrading project management capabilities, improving review and approval procedures and training.

Selling expenses: Selling expenses for the three months ended September 30, 2018 of $1,082,977 were $87,058, or 7.4% lower than selling expenses of $1,170,035 for 2017. The decrease is primarily due to lower commissions from lower sales in our specialty product line and overall lower incentive compensation costs.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2018 of $1,032,462 were $99,945, or 10.7% higher than general and administrative expenses of $932,517 for 2017. The primary reason for the increase is due to compensation costs related to the additional employees resulting from the R&D acquisition on June 1, 2018.

Amortization of intangible assets: Amortization of intangible assets was $331,344 for the three months ended September 30, 2018 compared to $300,000 for 2017. The increase is primarily due to the amortization of intangible assets related to the June 1, 2018 acquisition of certain assets of R&D.

Other income: Other income remained relatively flat at $32,064 for the three months ended September 30, 2018 compared to $29,239 for 2017.

Interest Expense: Interest expense during the three months ended September 30, 2018 was $78,530 compared to $49,328 for 2017. The increase in interest expense was due primarily to increased debt levels to fund working capital needs for operations and interest rates as compared to the same period in the prior year.

Income tax expense: Income tax expense for the three months ended September 30, 2018 was $19,235 compared to a benefit of $337,000 for 2017. The effective income tax rate was 14.8% for the three months ended September 30, 2018 compared to (86.5)% for 2017. The 2018 effective income tax rate is lower than the 2018 federal statutory rate of 21% due primarily to adjustments resulting from the filing of the 2017 federal income tax return. The 2017 effective income tax rate differs from the 2017 federal statutory rate of 34% primarily due to the reversal of a portion of the deferred tax valuation allowance during the three months ended September 30, 2017.

Net income: As a result of the foregoing, net income for the three months ended September 30, 2018 was $110,890 compared to $726,737 for 2017.

Results of Operations for the nine months ended September 30, 2018 and 2017

Net Sales: Net sales for the nine months ended September 30, 2018 of $30,400,766 were $1,895,163, or 6.6% higher than net sales of $28,505,603 for 2017. The increase was the result of an increased volume of business due to increased construction activity in the geographic area that we serve and our ability to be flexible with our capacity to meet increased demand.

Cost of sales: Cost of sales for the nine months ended September 30, 2018 of $22,170,043 were $2,395,448 or 12.1% higher than cost of sales of $19,774,595 in 2017. The increase is primarily due to the increase in net sales when compared to 2017 and higher costs on several projects in 2018 when compared to 2017. Additionally, new tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.

Gross profit: Gross profit was $8,230,723 or 27.1% of net sales for the nine months ended September 30, 2018 compared to $8,731,008 or 30.6% of net sales for 2017. Gross profit decreased by $500,285 in 2018.Gross profit as a percentage of net sales and gross profit dollars were lower in 2018 compared to 2017 because our project mix in 2017 had higher than average margins and several projects in 2018 were negatively impacted by additional costs.

During the nine months ended September 30, 2017 we had more large projects that had above average gross margins compared to 2018.  Additionally, we experienced cost overruns and back charges in 2018 due to numerous factors, including inefficiencies in the procurement process. The effect of changes in estimates of contract profit decreased gross profit by approximately $230,000 and $101,000 for the nine months ended September 30, 2018 and 2017, respectively.

We continue to work to mitigate the impact of these charges and in some instances, have been able to reduce the cost of certain charges from suppliers.  Management is taking steps intended to improve gross margin performance for the remainder of 2018, including upgrading project management capabilities, improving review and approval procedures and training.

Selling expenses: Selling expenses for the nine months ended September 30, 2018 of $3,347,164 were $144,616, or 4.1% lower than selling expenses of $3,491,780 for 2017. The decrease is primarily due to lower commissions from lower sales in our specialty product line and overall lower incentive compensation costs.

General and administrative expenses: General and administrative expenses for the nine months ended September 30, 2018 of $3,023,524 were $121,681, or 4.2% higher than general and administrative expenses of $2,901,843 for 2017. The primary reason for the increase is due to compensation costs related to the additional employees resulting from the R&D acquisition on June 1, 2018.

Amortization of intangible assets: Amortization of intangible assets was $943,079 for the nine months ended September 30, 2018 compared to $1,416,667 for 2017. Certain intangible assets arising from the BRJ Inc. acquisition were fully amortized in 2017, which is the primary reason for less amortization expense in 2018.

Other income: Other income was $151,643 for the nine months ended September 30, 2018 compared to $68,396 for 2017. The increase was primarily related to unrealized appreciation in the market value of our investments in marketable equity securities in 2018.

Interest Expense: Interest expense for the nine months ended September 30, 2018 was $193,227 compared to $168,761 for 2017. The increase in interest expense was due primarily to increased debt levels to fund working capital needs for operations and interest rates as compared to the same period in the prior year.

Income tax expense: Income tax expense for the nine months ended September 30, 2018 was $193,147 compared to $77,000 for 2017. The effective income tax rate was 21.6% for the nine months ended September 30, 2018, which approximates the 2018 federal statutory rate of 21%. The 2017 effective income tax rate of 9.3% is lower than the 2017 federal statutory rate of 34% primarily due to the reversal of a portion of the deferred tax valuation allowance during the three months ended September 30, 2017.

Net income: As a result of the foregoing, net income for the nine months ended September 30, 2018 was $701,056 compared to $753,050 for 2017.

Liquidity and Capital Resources

At September 30, 2018, we had working capital of $12,017,066 compared to working capital of $11,124,271 at December 31, 2017. During the nine months ended September 30, 2018 and 2017, our operating activities provided cash of $21,608 and $2,151,675, respectively. The reason for the decrease in cash provided by operating activities from 2017 to 2018 was primarily due to the increase in our net operating assets in 2018 by approximately $1.7 million.

Cash used in investment activities was $800,037 for the nine months ended September 30, 2018 compared to $2,075,418 for the comparable period in 2017. The primary uses of cash from investment activities was for the purchase of equipment, certain assets of R&D Fabricators, Inc. and short-term investments in 2018 and the purchase of equipment and short-term investments and the payment of the working capital liability in connection with the BRJ Inc. acquisition in 2017. The primary reason for the increase in purchases of equipment in 2018 relates to the implementation of an enterprise resource planning system that remains in process.

Cash provided by financing activities was $978,019 for the nine months ended September 30, 2018 compared to cash used of $806,277 for 2017. Line of credit borrowings provided cash in 2018 and repayments and distributions to noncontrolling interests used cash in 2017. Line of credit borrowings in 2018 were used to fund increased net operating assets that are included in working capital.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the nine months ended September 30, 2018, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at September 30, 2018 was 4.69%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2018 were $2,846,334 compared to $1,812,454 at December 31, 2017. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2018.

Based on current plans, management anticipates that the cash on hand, short-term investments and the expected cash flows from our majority-owned subsidiary BRJ LLC, together with the remaining borrowing availability under the Credit Facility will satisfy our capital requirements and fund our operations for at least the next 12 months.

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

Our principal executive and financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to material weaknesses related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties. Our Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and determined our internal controls over financial reporting were not effective due to material weaknesses that exist. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties.

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

Changes in Internal Control Over Financial Reporting

As discussed above in this Item 4, our internal controls over financial reporting were not effective as of September 30, 2018, as a result of material weaknesses related to an insufficient complement of qualified accounting personnel and controls associated with segregation of duties. These material weaknesses existed as of December 31, 2017, and continued to exist as of September 30, 2018.

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

REGIONAL BRANDS INC.

November 14, 2018	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

