Form 10-K
period 2018-12-31
Regional Brands Inc.
filed 2019-03-14
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was $11,530,764.

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of March 1, 2019.

Regional Brands Inc.

PART I

ITEM 1 - BUSINESS

Regional Brands Inc. (“Regional Brands”, the “Company”, “we” “our” and “us”) was incorporated under the laws of the State of Delaware in 1986 and subsequently became a holding company. Our corporate office is located at 6060 Parkland Boulevard, Cleveland, Ohio 44124 and our telephone number is (216) 825-4000. Our corporate website address is http://www.regionalbrandsinc.com. Information contained on our website is not a part of this annual report.

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

Business Overview

B.R. Johnson, Inc. was founded by Benjamin “Ben” R. Johnson in 1928.  Some of the original products sold by BRJ Inc. were steel windows, rolling self-storing screens, kitchen cabinets, and Modernfold operable wall partitions, a product it still distributes principally in the Upstate New York market.  Over the course of the following decades, BRJ Inc. added commercial steel doors, hardware, and residential and commercial windows.   We believe BRJ Inc. has built a reputation of only distributing products that are the best in their respective category. Product categories include:

•	Commercial doors and hardware;

•	Commercial windows;

•	Specialty division; consisting of operable partitions, movable glass walls, fire and smoke containment systems and gymnasium equipment;

•	Residential windows;

•	Residential hardware; and

•	Aftermarket door sales.

Industry Overview

According to an industry study published by the international business research company, The Freedonia Group, the total United States window and door market (measured by sales at the manufacturers’ level) was estimated to be valued at approximately $34.3 billion in sales in 2021.

One key factor in driving our growth is the relative strength of new housing and renovation activity in our markets, including investment in new and replacement windows and doors. If construction spending in window and door intensive commercial segments expands, specifically office, retail, and lodging structures, we expect that would will also fuel sales of our products.

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

Currently, we operate primarily in the Upstate New York market and we plan to expand our geographic reach through ongoing business development efforts by our Rochester, NY and recently opened Buffalo, NY sales offices.

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

Our team of salespeople, project managers, technical services and installation personnel work closely with our customers to provide an integrated project delivery approach that we believe is most appropriate to balance performance, aesthetics, budgetary and schedule needs.

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

  We provide commercial door and hardware customers:

•	Custom hollow metal door and frame welding and fabrication;

•	What we believe to be the largest commercial solid core wood door inventory in Central New York;

•	A large available selection of commercial and institutional hardware;

•	Specialty overhead and rolling doors;

•	Field service and installed sales;

•	Budgets and specification consulting; and

•	New construction, installation, replacement and service.

Commercial Specialty Products: We distribute, install and service products that require a strong emphasis on architectural promotion. Our commercial specialty products sales personnel have been trained to know all aspects of each product from layout and design. Some of our personnel provide classroom training to architects and building and fire code officials to maintain their license in New York State. As a result, we believe that we are a trusted resource to the entire Upstate New York community of architects and building and fire code officials. The products we represent are nationally and internationally recognized as industry leaders and are sold across the entire Upstate New York region where we have salespeople active in each major market from Buffalo to Albany. Our seasoned tradesmen round out our ability to provide installation services, inspections and preventative maintenance.

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

Residential Windows and Door: We specialize in new construction, installation and replacement windows and doors for homes in Upstate New York. While currently a much smaller part of our operations, we have been providing builders and homeowners in Upstate New York with quality building products since 1928.

We offer our customers a wide selection of products to best meet their requirements from the following manufacturers:

•	Integrity from Marvin windows and doors made from fiberglass material called Ultrex.

•	Marvin Windows & Doors can be made to order products with craftsman quality construction and customizable options.

•	Kasson & Keller windows and doors, including EcoShield high-efficiency, low-maintenance windows.

•	Norwood, a division of West-Wood Industries, wood windows and doors, including, Norwood’s Permaglass window line.

•	Therma-Tru Doors, fiberglass and steel exterior door systems, including the Fiber-Classic® wood grained door.
•	Anderson Windows and Doors which feature windows and doors for most residential needs.

Sales and Marketing

As a result of our longstanding and leading position in the Upstate New York market, we have developed relationships with owners, architects, and developers and, we believe, a reputation for providing products and services that best suit the customers’ needs, positioning us well in comparison to our competitors.

Our customer service team strives to respond to opportunities with our customers at an early stage and quote opportunities quickly with the best solution for our customers based on our access to multiple suppliers. We prioritize opportunities based on the competitive advantages we identify, often where customers’ needs involve a level of complexity.

We maintain an extensive inventory of commercial door and hardware items. This frequently allows us to react to smaller negotiated and non-bid sales opportunities quickly with product we have in stock. With larger projects, we seek to utilize manufacturer service centers to provide fabrication when possible to minimize pass-through in our facility.

Other sales and marketing activities include attending industry related trade shows, targeted engagement with social media, and search engine optimization for our website.

Customers

Our customers are varied and encompass building owners, building tenants (with long term property rights) and contractors who serve them. We have customers who place orders that we book and ship, such as in the commercial door and hardware category. These same customers may have large projects from time to time such as commercial window projects that take several months (occasionally over a year ) to complete. Commercial customers include: owners of educational buildings, K-12 school districts, private schools and public and private colleges and universities; owners of multi-family housing, including senior housing, both private and public; other building owners, including retail health care and institutional buildings, casinos and hotels; and energy performance contractors. Our residential windows, doors and door hardware customers are generally contractors or developers serving the Upstate New York market.

Strategic Alliances

We view Lorraine Capital, LLC, and Ancora Advisors, LLC (“Ancora”), as strategic sources for identifying opportunities for new business in Western New York and Northeast Ohio. We also believe that Lorraine Capital, LLC and Ancora can assist us with sourcing capital to meet funding that may be needed for our expansion or take advantage of consolidation opportunities with competitors through acquisitions. In addition, we have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation labor. Individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock in connection with the Acquisition.

Competition

Our products are sold under highly competitive conditions. Currently, we operate principally in the Upstate New York market and we compete with a number of companies, some of which have greater financial resources than us. The principal competitive factors in the markets we serve include price, product quality, delivery and the ability to customize to customer specifications. We encounter different competitive environments in each of our product categories. In some of the product categories, there are fewer competitors, in part due to the reduction of new entrants to the market. In addition, many of our suppliers find it economical to have a limited number of vendors in any geographic area. In the residential market segment, we face intense competition from big-box stores, large independent chains and online retailers where we seek to differentiate our products and services with high-end quality products that meet the specialized installation requirements of our customers. In addition, certain product manufacturers sell and distribute their products directly to customers or enter into exclusive supply arrangements with other distributors.

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

Employees

BRJ LLC employed 96 people full-time and 1 person part-time as of March 1, 2019. Regional Brands has no employees other than its Chief Executive Officer.

ITEM 1A – RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other matters described in this Annual Report on Form 10-K and in our financial statements and the related notes thereto in evaluating our current business and future performance. We cannot assure you that any of the events discussed in the risk factors below will not occur. If we are not able to successfully address any of the following risks or difficulties, we could experience significant changes in our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks described below, other unforeseeable risks and uncertainties or factors that we currently believe are immaterial may also adversely affect our operating results, and there may be other risks that may arise in the future. Certain statements contained in this Annual Report on Form 10-K (including certain statements used in the discussion of our risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” in this Annual Report on Form 10-K for important limitations and guidelines regarding reliance on forward-looking statements.

Risks Related to Our Business and Industry

There can be no assurance that our future operations will result in net income.

There can be no assurance that our future operations will result in net income. If we do not increase our revenues or maintain or improve our gross margins, our business will be harmed. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins decline, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell products at acceptable prices relative to our costs, or if we fail to supply on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Uncertain economic conditions may adversely affect demand for our products and services.

Our revenue and gross margin depend significantly on general economic conditions and the demand for building products in the markets in which we operate. Economic weakness and constrained construction and renovation spending in prior periods has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. Substantially all of our revenues and profitability are derived from our customers and clients in New York State, which makes us highly susceptible to disruptions or downturns in local economic conditions. Ongoing economic volatility and uncertainty affect our business in a number of other ways, including making it more difficult to accurately forecast demand for our products and services beyond the short term and effectively build our revenue. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in building products spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, financial condition, cash flows and stock price.

We may not timely identify or effectively respond to consumer needs, expectations, or trends, which could adversely affect our relationship with customers, our reputation and the demand for our products and services.

The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. To the extent that the housing and home improvement market strengthens, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. Any failure to meet the individual needs and expectations of our customers may result in the erosion of our customer base.

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

The inflation or deflation of commodity prices could affect our prices, demand for our products, our sales and profit margins.

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

The building products distribution industry is highly competitive, particularly in the residential sector. Competitive factors in our industry include pricing, availability of product, level of service, delivery capabilities, customer relationships, geographic coverage and breadth of product offerings. Also, we believe that financial stability is an important factor considered by suppliers and customers in choosing distributors for their products and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

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

We are subject to information technology security risks and business interruption risks, and may incur increasing costs in an effort to minimize those risks.

Our business employs information technology systems to secure confidential information, such as employee data, including social security numbers and personal health data. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures; all of which could harm our business. We may also be subject to phishing attacks, wherein individuals may fraudulently purport to be an agent of a reputable company in order to induce our employees to reveal information or obtain resources. We are also susceptible to malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. As cyber attacks become more sophisticated generally, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, and place orders with our vendors and process orders from our customers. Disruption in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness or to maintain acceptable liquidity.

Our subsidiary BRJ LLC has a substantial amount of debt which could have important consequences to you. For example, it could:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. If we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. We may incur substantial additional indebtedness in the future. Our incurring additional indebtedness would intensify the risks described above.

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

Ancora, a private investment firm, and investment partnerships and individuals affiliated with Ancora beneficially owned approximately 36.4% of our outstanding common stock as of March 1, 2019. As a result, Ancora is able to exert significant influence on the election of our directors, our corporate and management policies, and the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.

Three of our four directors, including our Chief Executive Officer, are affiliated with Ancora. The interests of Ancora may not coincide with the interests of other holders of our common stock. Additionally, Ancora is in the business of making investments in companies, and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Ancora may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Ancora continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence our decisions, including potential mergers or acquisitions, asset sales, and other significant corporate transactions.

We may need additional capital in the future to fund our business.

We may require additional capital in the future to service and repay our debt, or fund our operations, expansion and acquisitions, depending upon the growth of our revenues and our business strategy. If we engage in future equity financings, dilution to our existing stockholders may result. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures could be significantly limited. Without sufficient funding or revenue, we may have to curtail, cease, or dispose of, one or more of our operations and would have a material adverse effect on our business, financial condition, and future prospects.

Additional tax expense or additional tax exposures could affect the company's future profitability and cash flow.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a limitation on interest deductibility, and a new tax regime for foreign earnings. The limitation on interest deductibility, or other adverse changes resulting from the Tax Act, might offset the benefit from the reduced tax rate, and our future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service (“IRS”) or others. Some of the provisions of the Tax Act may be changed by a future Congress. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, they could adversely impact our financial condition, results of operations and cash flows.

Costs associated with new tariffs could adversely impact our profitability or financial condition.

New tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers. If this continues, our margin may be negatively impacted, particularly if we are unable to incorporate the cost increases into our contract bids or if construction activity generally slows as a result of the higher costs. This, in turn, could adversely impact our profitability or financial condition.

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

There is limited trading activity in our common stock and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time.

Our common stock is traded on the OTC Pink marketplace under the symbol “RGBD.” Although our common stock is quoted on the OTC, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. We presently anticipate that our common stock will continue to be quoted on OTC Pink or another over-the-counter quotation system for the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our Common Stock at or above the price for which they purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the acquisition of the business of BRJ Inc., we were deemed a “shell company” under applicable SEC rules and regulations, because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted until at least 12 months have elapsed from the date on which we file a registration statement on Form 10, reflecting our status as a non-shell company, with the SEC. As a result, most of our stockholders will be forced to hold their shares of our common stock at least until the end of the 12-month period after which we file a registration statement on Form 10, before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we and the selling stockholder are in compliance with other requirements of Rule 144. Further, it may be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time could cause the market price of our securities to decline.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

Because there is a limited trading market for our common stock, our common shares are relatively less liquid and therefore more susceptible to price fluctuations than many other companies’ shares. If any holder of a significant amount of our common stock were to sell all or a portion of its holdings of our common stock at once or within short periods of time, or there was an expectation that such a sale was imminent, then the market price of our common stock could be negatively affected.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, and determined that our internal controls were not effective due to material weaknesses. The identified material weaknesses related to an insufficient complement of qualified accounting personnel and ineffective controls associated with segregation of duties. Based on our Management’s evaluation of our disclosure controls and procedures and the continued existence of the material weaknesses as of December 31, 2018, our Management concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

In response to the material weaknesses identified above, our Management, with assistance of an outside consultant and oversight from the Company’s audit committee, has continued to monitor and review our control environment and evaluate potential solutions and, in 2018, continued the implementation of steps intended to remedy the identified material weaknesses. See “Item 9A-Controls and Procedures.” If the material weaknesses are not effectively remediated, or if additional material weaknesses or significant deficiencies in our internal controls, or in our disclosure controls and procedures, are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in stockholders losing confidence in our reported financial information or disclosure, which could negatively impact our stock price, or in securities litigation, and the diversion of significant management and financial resources.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal offices are at 6060 Parkland Boulevard, Cleveland, OH 44124. We do not pay for the use of the offices, which are located at the corporate headquarters of Ancora.

BRJ LLC operates out of a 42,000 square foot facility in East Syracuse, NY pursuant to a lease through 2021with rent payments totaling $276,000 per year. BRJ LLC also leases a sales office in Rochester, NY with rent payments of $30,000 per year and a 11,075 square foot warehouse and sales office in Buffalo, NY with rent payments of approximately $54,000 per year.

ITEM 3 - LEGAL PROCEEDINGS

There are currently no pending or threatened material legal proceedings against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Pink marketplace under the trading symbol “RGBD”. The closing price of our common stock on March 1, 2019 was $13.01.

The table below sets forth the range of quarterly high and low closing bid quotations for our common stock for the years ended December 31, 2018 and 2017. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Trading on the OTC markets is limited and the prices quoted by brokers are not a reliable indication of the value of our common stock.

	Low	High
Year ended December 31, 2018
First Quarter through March 31	$14.00	$15.50
Second Quarter through June 30	$14.00	$15.50
Third Quarter through September 30	$14.00	$15.00
Fourth Quarter through December 31	$14.00	$15.00

Year ended December 31, 2017
First Quarter through March 31	$15.00	$15.00
Second Quarter through June 30	$15.00	$15.00
Third Quarter through September 30	$15.00	$15.00
Fourth Quarter through December 31	$15.00	$15.00

Issued and Outstanding Shares

Our authorized capital currently consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share. As of March 1, 2019, we had 1,274,603 shares of common stock outstanding and no shares of preferred stock outstanding.

Holders of Record

As of March 1, 2019, there were approximately 222 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the year ended December 31, 2018.

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

The following table sets forth information as of December 31, 2018 regarding equity compensation plans under which our equity securities are authorized for issuance.

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

Items Affecting the Comparability of Our Financial Results

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

Results of Operations for the years ended December 31, 2018 and 2017:

Net Sales: Net sales for 2018 of $39,987,861 were $3,060,577, or 8.3%, higher than net sales of $36,927,284 for 2017. This was primarily the result of an increased volume, particularly with our door and hardware and commercial window customers, due to increased construction activity in the geographic area that we serve and our ability to be flexible with our capacity to meet higher demand.

Cost of sales: Cost of sales for 2018 of $28,780,366 was $3,440,377, or 13.6%,higher than cost of sales of $25,339,989 in 2017. The increase is primarily due to the increase in net sales when compared to 2017 and higher costs on several projects in 2018 when compared to 2017. Additionally, new tariffs have led to higher raw material costs, which in turn have resulted in cost increases by many of our suppliers in 2018.

Gross profit: Gross profit was $11,207,495, or 28.0%, of net sales for 2018 compared to $11,587,295, or 31.4%, of net sales for 2017. Gross profit decreased by $379,800 in 2018. Gross profit as a percentage of net sales and gross profit dollars were lower in 2018 compared to 2017 because our project mix in 2017 had higher than average margins and several projects in 2018 were negatively impacted by additional costs. We experienced cost overruns and back charges in 2018 due to numerous factors, including inefficiencies in the procurement process. Gross profit percentages decreased most notably with our commercial window and door and hardware customers.  Revisions in estimated profits for contracts accounted for under the percentage of completion method are made in the period in which circumstances requiring the revision become known. The effect of changes in estimated contract costs decreased gross profit by approximately $197,000 and $193,000 in 2018 and 2017, respectively.

Management continues to take steps intended to improve future gross margin performance, including upgrading project management capabilities, improving review and approval procedures and training.

Selling expenses: Selling expenses for 2018 of $4,508,387 were $216,184, or 4.6%, lower than selling expenses of $4,724,571 for 2017. The decrease is primarily due to lower commissions paid to sales personnel resulting from lower sales in our specialty product line and overall lower incentive compensation costs.

General and administrative expenses: General and administrative expenses for 2018 of $3,951,957 were $129,555, or 3.4%, higher than general and administrative expenses of $3,822,402 for 2017. The increase is primarily due to increased compensation and occupancy expenses associated with our acquisition of R&D in June of 2018, partially offset by lower incentive compensation costs, professional fees, and insurance expense.

Amortization of intangible assets: Amortization of intangible assets was $1,251,022 for 2018 compared to $1,716,667 for 2017. Certain intangible assets arising from the BRJ Inc. acquisition became fully amortized in 2017, which is the primary reason for less amortization expense in 2018.

Other income: Other income was $128,032 for 2018 compared to $103,905 for 2017. The increase was primarily related to higher dividends from our investments in marketable equity securities in 2018.

Interest Expense: Interest expense for 2018 was $263,548 compared to $223,749 for 2017. The increase in interest expense was due primarily to increased borrowings under our line of credit to fund operating working capital needs and payments under our long term subordinated notes and increased interest rates as compared to 2017.

Income tax expense: Income tax expense for 2018 was $306,182 compared to $364,072 for 2017. The effective income tax rate was 22.1% for 2018, compared to the federal statutory rate of 21%. The 2017 effective income tax rate of 29.7% is lower than the 2017 federal statutory rate of 34% primarily due to the reversal of a portion of the deferred tax valuation allowance during 2017, partially offset by the effect of the remeasurement of deferred tax assets resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017.

Net income: As a result of the foregoing, net income for 2018 was $1,079,607 compared to $861,133 for 2017.

Liquidity and Capital Resources

At December 31, 2018, we had working capital of $12,360,534 compared to $11,124,271 at December 31, 2017. During 2018, net cash provided by operating activities was $1,117,969, primarily due to net income adjusted by noncash items totaling approximately $2,537,000 partially offset by the combination of an increase in accounts receivable and decrease in accrued expenses and other current liabilities totaling approximately $1,528,000. During 2017, net cash provided by operating activities was $2,681,489, primarily due to net income adjusted by noncash items totaling approximately $2,458,000.

Cash used in investment activities was $947,865 for 2018 compared to $2,359,923 for 2017. The primary uses of cash from investment activities was for the purchase of equipment, certain assets of R&D Fabricators, Inc. and short-term investments in 2018 and the purchase of equipment and short-term investments and the payment of the working capital liability in connection with the BRJ Inc. acquisition in 2017. The primary reason for the increase in purchases of equipment in 2018 relates to the implementation of an enterprise resource planning system that is expected to be completed and operational in 2019.

Cash provided by financing activities was $683,846 for 2018 compared to cash used of $720,461 for 2017. Line of credit borrowings provided cash in 2018 and repayments of line of credit borrowings and distributions to noncontrolling interests used cash in 2017. Line of credit borrowings in 2018 were used to fund increased net operating assets that are included in working capital.

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

The effective interest rate on the Credit Facility at December 31, 2018 was 4.94%. The aggregate borrowing outstanding under the Credit Facility at December 31, 2018 was $2,691,376 ($1,812,454 at December 31, 2017). The bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the last two years.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements:

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

Revenue Recognition

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The portion of the business utilizing the POC method is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope, payments terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For most contracts under the POC method, progress payments, less retainage, are made shortly after the contractor receives payments from the owner. For the business accounted for using the POC method, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Performance obligations for the remainder of our business are generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the services. Standard terms are that amounts are due 30 days after invoice date. The majority of our performance obligations are typically completed within one year.

Acquisitions

We account for our acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations.

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

Not applicable to us as a smaller reporting company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2018 and 2017 follow Item 16, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, together with our principal executive and financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018.  Based on the evaluation of management, including the principal executive and financial officer, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2018. In light of the material weaknesses in internal control over financial reporting, we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2017, we did not maintain effective internal controls due to material weaknesses related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties. As a result of these material weaknesses, during 2018, we were unable to file our quarterly report on Form 10-Q for the quarter ended March 31, 2018 on a timely basis. The lack of segregation of duties had not been fully remediated at December 31, 2018, however, we began implementation of the remediation steps described below under “Remediation of the Material Weaknesses”.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Remediation of the Material Weaknesses

The Company is in the process of remediating the material weaknesses in order to strengthen our overall internal controls. Such remediation plan includes the following:

•	A consultant with specific accounting and financial reporting expertise was hired during the second quarter of 2018, which provides the Company with additional resources.
•	Enhancing the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
•	Enhancing our review process for significant accounts, transactions and reconciliations to provide controls to mitigate segregation of duties issues.
•	Implementing, in 2019, a new accounting system at our operating subsidiary, B.R. Johnson, LLC, that has certain built in internal controls.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2018 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the principal executive and financial officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•  Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•  Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and positions of our directors and executive officers are as follows

Name	Age	Position
Carl Grassi	59	Chairman of the Board

Fred DiSanto	56	Chief Executive Officer and Director

Brian Hopkins	42	Director

Jeff Anderson	49	Director and Secretary

All directors hold office until the election and qualification of their successors, or their earlier resignation, removal or death. Officers are elected by the Board and serve at the discretion of the Board until their successors are elected and qualified.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Carl Grassi has been a director and Chairman of the Board since November 2016. Mr. Grassi is the chairman of the law firm McDonald Hopkins LLC, where he has worked as an attorney since July 1992. Mr. Grassi is corporate counsel and business advisor to a number of middle-market and growth companies. Mr. Grassi also authors the Small Business “Tax Tips” column for Crain’s Cleveland Business and has written articles for other publications. Mr. Grassi earned his law degree from Cleveland-Marshall College of Law and his Bachelor’s degree from John Carroll University. Mr. Grassi is a Certified Public Accountant and is a former director of Mace Security International, Inc, which designs and manufactures a wide range of security products. Mr. Grassi has been a director of DiVal, Inc. d/b/a W. F. Hann & Sons, an HVAC plumbing contractor, since 2003. The Board believes that Mr. Grassi’s substantial experience as an accomplished attorney, negotiator and general counsel to companies will enable him to bring a wealth of strategic, legal and business acumen to the Board, well qualifying him to serve as a director.

Fred DiSanto has been a member of our Board and our Chief Executive Officer since November 2016. Mr. DiSanto also has served on the Board of Managers of BRJ LLC since November 2016. Mr. DiSanto has worked at Ancora, a registered investment advisor, since June 2005, was named its Chief Executive Officer in January 2006 and was later named its Chairman in December 2014. He was the former President and Chief Operating Officer of Maxus Investment Group (“Maxus”) from 1998 until 2000, during which time he was responsible for the marketing, sales and financial operations. Mr. DiSanto began his investment career in 1985 and held various executive position before joining Maxus. Mr. DiSanto is currently on the boards of Alithya Group Inc. and The Eastern Company. He is also on the Executive Committee for the Board of Trustees at Case Western Reserve University and is a current Trustee of the Greater Cleveland Sports Commission. Mr. DiSanto earned a Bachelor of Science degree in management science from Case Western Reserve University and a Master in Business Administration degree from Case Western Reserve University, Weatherhead School of Management (Cleveland, Ohio). The Board believes that Mr. DiSanto’s qualifications to serve on the Board include his substantial financial expertise and his prior experience as an executive officer of several companies.

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

Jeff Anderson has been a member of our Board since April 2016. Mr. Anderson joined Ancora in May 2010 as an Analyst and Portfolio Manager. Prior to joining Ancora full-time, he served as a consultant to Ancora. Mr. Anderson managed a special situations portfolio for Millennium Partners in New York from May 2006 to November 2008. He spent six years at the investment firm Kellogg Group in New York, working in the Specialist Operations Group on the floor of the New York Stock Exchange from January 2000 to October 2000, before working in the firm’s proprietary trading operation from October 2000 to March 2006. Mr. Anderson graduated with a Bachelor of Arts degree from Wilfrid Laurier University in Ontario, Canada. Mr. Anderson is a Chartered Financial Analyst. The Board believes that Mr. Anderson’s extensive business and capital markets experience well qualify him to serve as a director.

Board Committees

The Board does not currently have a compensation committee or nominations and corporate governance committee. The Board has an audit committee comprised of all of the directors and chaired by Mr. Anderson. The audit committee assists the Board in monitoring (i) the integrity of the Company’s financial statements, (ii) the independence, performance and qualifications of the Company’s auditors, (iii) the Company’s compliance with legal and regulatory requirements related to the Company’s financial statements and accounting policies, and (iv) assessing risk associated with the Company’s financial condition and performance.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, who was our only “named executive officer” in the years indicated.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Fred DiSanto	2018	-	-	-	-	-	-	20,000	(1)	20,000
Chief Executive Officer	2017	-	-	-	-	-	-	-		-

(1)	Mr. DiSanto earned $20,000 in fees for his services as a director of the Company.

We do not currently have an employment agreement in place with our Chief Executive Officer, nor do we currently intend to provide compensation to our Chief Executive Officer in his capacity as such.

Our Chief Executive Officer also is a director of the Company and, in 2018, our directors earned $20,000 in fees as compensation for their service.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding our outstanding equity awards held by two directors as of December 31, 2018. None of our other directors, or our named executive officer, held any outstanding equity awards as of December 31, 2018.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brian Hopkins	4,987	4,364	-	$16.00	4/8/2031	-	-	-	-

Jeff Anderson	4,987	4,364	-	$16.00	4/8/2031	-	-	-	-

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

As of December 31, 2018, we had 42,596 options outstanding under the Equity Incentive Plan.

Director Compensation

The following table sets forth the total compensation of our directors for the year ended December 31, 2018:

Name	Fees Earned or Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Grassi	20,000	-	-	-	-	-	20,000
Fred DiSanto	20,000	-	-	-	-	-	20,000
Brian Hopkins	20,000	-	-	-	-	-	20,000
Jeff Anderson	20,000	-	-	-	-	-	20,000

In 2018, our directors earned $20,000 in fees as compensation for their service. Beginning in 2019, these fees will be earned and paid to directors in equal quarterly installments.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2019 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our present directors and executive officers, and (c) all of our present directors and executive officers as a group.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Executive Officers and Directors:

Carl Grassi (3)	37,037	2.9%

Fred DiSanto(4)	420,776	33.0

Brian Hopkins(5)	9,313	*

Jeff Anderson(5)	9,313	*

All executive officers and directors as a group (4 persons)	476,439	37.4%

5% Stockholders:

Ancora Advisors, LLC(6)	396,333	31.1%

*	Less than one percent of outstanding shares.

(1)	The address of each person is c/o Regional Brands Inc., 6060 Parkland Boulevard Cleveland, Ohio 44124.

(2)	The calculation in this column is based upon 1,274,603 shares of common stock outstanding on March 1, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable or that are convertible or exercisable within 60 days of March 1, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The Shares owned by The Laura L.Grassi Restatement of Trust UAD 3/10/2005, of which Laura L. Grassi, Mr. Grassi's wife, is the trustee.

(4)	Includes 259,305 shares owned directly by Merlin Partners LP, 122,786 shares owned directly by Ancora Catalyst Fund LP, 14,242 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 1, 2019, and 18,147 shares owned directly by Mr. DiSanto’s wife. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto is the Chief Executive Officer of Ancora. By virtue of this relationship, Mr. DiSanto may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Mr. DiSanto disclaims beneficial ownership of the shares that he does not directly own.

(5)	Includes 5,610 shares subject to options that are currently exercisable or exercisable within 60 days of March 1, 2019.

(6)	Includes 259,305 shares owned directly by Merlin Partners LP, 122,786 shares owned directly by Ancora Catalyst Fund LP, and 14,242 shares subject to options held by Ancora that are currently exercisable or exercisable within 60 days of March 1, 2019. Ancora is the general partner of each of Merlin Partners LP and Ancora Catalyst Fund LP. By virtue of this relationship, Ancora may be deemed to beneficially own the shares of common stock owned directly by Merlin Partners LP and Ancora Catalyst Fund LP. Ancora disclaims beneficial ownership of the shares that it does not directly own.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreements

Ancora

On April 8, 2016 we entered into a Management Services Agreement (the “MSA”) with Ancora, whereby Ancora agreed to provide specified services to us in exchange for a quarterly management fee in an amount equal to 0.14323% of our stockholders’ equity (excluding cash and cash equivalents) as shown on our balance sheet as of the end of each of our fiscal quarters. The management fee with respect to each fiscal quarter is payable no later than 10 days following the issuance of our financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the fiscal year ended December 31, 2018, Ancora agreed to waive payment of the management fees.

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

Under its LLC Agreement, BRJ LLC is overseen by a five-member Board of Managers, with three of the initial managers nominated by Lorraine Capital, LLC and two of the initial managers nominated by Regional Brands. In the event the BRJ MSA is terminated for any reason, then either Regional Brands or (in the event the BRJ MSA is terminated by Regional Brands) Lorraine Capital, LLC may elect to have BRJ LLC repurchase the Lorraine Parties’ entire membership interest in BRJ LLC for the fair market value thereof as determined by an independent appraiser (or the amount the Lorraine Parties’ would have received upon the closing of a Qualified Offer, if one is then outstanding). If the membership interests of the Lorraine Parties are so redeemed, Regional Brands will be entitled to remove all of the members of the Board of Managers nominated by Lorraine Capital, LLC and will have the sole right to appoint the full Board of Managers. If the Lorraine Parties’ membership interests are not so redeemed (other than due to a breach of the LLC Agreement), Lorraine Capital, LLC will retain the right to appoint two members of the Board of Managers and Regional Brands will have the right to appoint three members of the Board of Managers. In either of the foregoing cases, the Lorraine Parties’ consent will no longer be required to make any major decisions that would have otherwise required the consent of all of the members under the LLC Agreement. During the years ended December 31, 2018 and 2017, BRJ LLC recorded expenses for Lorraine management fees in the amount of $93,000 and $118,000, respectively. As of December 31, 2018 and 2017, $39,000 and $36,000, respectively, was payable to Lorraine under the BRJ MSA.

Registration Rights Agreement

On April 8, 2016, we entered into a Registration Rights Agreement (the “RRA”) among us and the Purchasers. Under the RRA, we granted to the Purchasers certain registration rights related to the aggregate 370,441 shares of our common stock issued pursuant to the SPA and agreed to certain customary obligations regarding the registration of such shares, including indemnification.

Loan Agreement

Under the Loan Agreement, we agreed to loan $7,500,000 to our subsidiary BRJ LLC. We participated $358,696 of the Subordinated Loan to BRJ Acquisition Partners, LLC, an entity owned by individuals affiliated with BRJ Inc. and Lorraine Capital, LLC. The Subordinated Loan accrues interest at a rate of 6% per annum, payable quarterly on the first day of each calendar quarter. BRJ LLC is required to repay a portion of the principal amount of the Subordinated Loan on each anniversary of the execution of the Loan Agreement. The Subordinated Loan matures on November 1, 2021 and is secured by substantially all of BRJ LLC’s assets. The Subordinated Loan and the security interest created under the Loan Agreement are subordinated to the Credit Facility and the security interest of the lenders under the Credit Facility. All of the covenants contained in the Credit Agreement are incorporated by reference in the Loan Agreement. The Loan Agreement contains customary events of default, including in the case of an event of default under the Credit Facility. See “Note 6. Debt - Senior Subordinated Debt” in the notes to our consolidated financial statements included in this Form 10-K for more information regarding amounts repaid by BRJ LLC under the Subordinated Loan during the years ended December 31, 2018 and 2017.

Airways Door Service, Inc.

We have a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine Capital, LLC acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ Inc.’s employees. We paid ADSI for its services approximately $1,780,000 and $1,708,000 during the years ended December 31, 2018 and 2017, respectively. In addition, BRJ LLC provides ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $55,000 and $50,000 during the years ended December 31, 2018 and 2017, respectively.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that any members of the Board of Directors be independent. However, in evaluating the independence of its members, the Board of Directors utilizes the definition of independence in the rules promulgated by NASDAQ. We believe that Mr. Grassi qualifies as an independent director, as that term is defined by NASDAQ rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s reports on Form 10-K and review of financial statements included in its Forms 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed by our principal accountant, Freed Maxick CPAs, P.C. for the audit of the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 was $88,000 and $84,000, respectively. The Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

There were no audit related fees in 2018 or 2017.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2018 and 2017 was $15,800 and $21,900, respectively.

All Other Fees

There were no other fees incurred in 2018. During 2017, our principal accountant, Freed Maxick CPAs, P.C., billed us $2,400 for work performed in conjunction with SEC correspondence.

Our audit committee pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved by either the audit committee or the Board in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference.

2.1	Asset Purchase Agreement, dated as of November 1, 2016, by and among B. R. Johnson, Inc., William A. Harfosh, Michael V. Howard, Anthony C. Minieri, Arthur P. Brillanti, B.R. Johnson, LLC, William J. Maggio, Charles A. Rider, Richard F. Gioia and Justin M. Reich (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.1	Certificate of Incorporation of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.2	Amended and Restated Bylaws of Regional Brands Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

3.3	Certificate of Amendment to the Certificate of Incorporation of Regional Brands Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 3, 2017).

4.1	Form of Subscription Agreement of Regional Brands Inc., dated as of November 1, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.1	Credit and Security Agreement, dated as of November 1, 2016, by and among B.R. Johnson, LLC, the lending institutions party thereto and KeyBank National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.2	Subordinated Promissory Note, dated as of November 1, 2016, issued by B.R. Johnson, LLC in favor of B. R. Johnson, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.3	Loan and Security Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC and Regional Brands Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.4	Management Services Agreement, dated as of November 1, 2016, by and between B.R. Johnson, LLC, and Lorraine Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.5	Limited Liability Company Agreement of B.R. Johnson, LLC, dated as of November 1, 2016, by and among Lorraine Capital, LLC, Regional Brands Inc. and BRJ Acquisition Partners, LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on November 8, 2016).

10.6	Securities Purchase Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.7	Registration Rights Agreement among the Company and Merlin Partners LP, Ancora Catalyst Fund LP, and Steven N. Bronson, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.8	Management Services Agreement between the Company and Ancora Advisors, LLC, dated as of April 8, 2016 (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Company on April 8, 2016).

10.9#	Regional Brands Inc. Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 21, 2017).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004).

21.1*	Subsidiaries of Regional Brands Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

REGIONAL BRANDS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regional Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Brands Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Buffalo, New York
March 14, 2019

REGIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,207,517	$4,353,567
Short-term investments	2,194,216	1,967,145
Accounts receivable, net of allowance for doubtful accounts	7,773,564	6,557,158
Inventories, net	1,163,866	1,242,723
Costs and estimated earnings in excess of billings on uncompleted contracts	1,329,640	1,238,370
Prepaid expenses and other current assets	478,859	447,539
Total current assets	18,147,662	15,806,502

Equipment, net	1,027,812	572,568
Intangibles, net	3,400,000	4,600,000
Goodwill	3,045,481	3,013,287
Other assets	297,174	144,729
Deferred taxes	349,339	288,791
Total assets	$26,267,468	$24,425,877

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,495,549	$1,357,647
Accrued expenses and other current liabilities	806,281	1,081,868
Line of credit	2,691,376	1,812,454
Current portion of senior subordinated note	28,680	23,900
Current portion of subordinated term note	250,000	62,500
Billings in excess of costs and estimated earnings on uncompleted contracts	515,242	343,862
Total current liabilities	5,787,128	4,682,231

Senior subordinated note, net	220,529	224,063
Subordinated term note	2,187,500	2,437,500
Total liabilities	8,195,157	7,343,794

Commitments (Note 11)

Stockholders' equity:
Preferred stock $.01 par value, 50,000 shares authorized; issued and outstanding -none	-	-
Common stock $.00001 par value, 3,000,000 shares authorized and 1,274,603 shares issued and outstanding, respectively	13	13
Additional paid-in capital	20,428,933	20,373,257
Accumulated deficit	(2,183,276)	(3,203,781)
Total Regional Brands Inc. stockholders' equity	18,245,670	17,169,489
Noncontrolling interest in consolidated subsidiary	(173,359)	(87,406)
Total stockholders’ equity	18,072,311	17,082,083
Total liabilities and stockholders' equity	$26,267,468	$24,425,877

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017

Net Sales	$39,987,861	$36,927,284
Cost of sales	28,780,366	25,339,989
Gross profit	11,207,495	11,587,295

Operating expenses:
Selling	4,508,387	4,724,571
General and administrative	3,951,957	3,822,402
Amortization of intangible assets	1,251,022	1,716,667
Total operating expenses	9,711,366	10,263,640

Operating income	1,496,129	1,323,655

Other income (expense):
Other income	128,032	103,905
Interest expense	(263,548)	(223,749)
Interest income	25,176	21,394
	(110,340)	(98,450)

Income before income taxes	1,385,789	1,225,205

Income tax expense	306,182	364,072

Net income	1,079,607	861,133

Less: Income to noncontrolling interest	59,102	51,009
Income attributable to common stockholders	1,020,505	810,124

Distributions to certain noncontrolling stockholders	(119,560)	(197,016)
Income available to common stockholders	$900,945	$613,108

Income per common share- basic and diluted	$0.71	$0.48

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Paid-in capital	Deficit	Interest	Equity

Balance at January 1, 2017	1,274,603	$13	$20,311,645	$(4,013,905)	$107,480	$16,405,233
Noncontrolling interest distribution	-	-	-	-	(245,895)	(245,895)
Stock based compensation	-	-	61,612	-	-	61,612
Net income	-	-	-	810,124	51,009	861,133
Balance at December 31, 2017	1,274,603	13	20,373,257	(3,203,781)	(87,406)	17,082,083
Noncontrolling interest distribution	-	-	-	-	(145,055)	(145,055)
Stock based compensation	-	-	55,676	-	-	55,676
Net income	-	-	-	1,020,505	59,102	1,079,607
Balance at December 31, 2018	1,274,603	$13	$20,428,933	$(2,183,276)	$(173,359)	$18,072,311

The accompanying notes are an integral part of the consolidated financial statements

REGIONAL BRANDS INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,079,607	$861,133
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	55,676	61,612
Depreciation and amortization	175,278	122,503
Amortization of debt issuance costs	25,146	25,146
Amortization of intangible assets	1,251,022	1,716,667
Unrealized loss (gain) on investments	7,231	(3,960)
Change in allowance for doubtful accounts	-	(50,000)
Change in inventory obsolescence reserve	4,000	5,500
Loss on sale of equipment	-	7,831
Deferred income taxes	(60,549)	(288,791)
Changes in operating assets and liabilities:
Accounts receivable	(1,216,406)	(789,789)
Inventories	74,857	346,041
Costs & estimated earnings in excess of billings on uncompleted contracts	(91,270)	(344,109)
Prepaid expenses and other assets	(183,939)	(246,666)
Accounts payable	137,902	890,399
Accrued expenses and other current liabilities	(311,966)	462,993
Billings in excess of costs and estimated earnings on uncompleted contracts	171,380	(95,021)
Net cash provided by operating activities	1,117,969	2,681,489

Cash flows from investment activities:
Purchase of equipment	(535,347)	(241,074)
Business acquisition	(203,216)	-
Working capital liability due to Seller	-	(1,107,872)
Purchase of short- term investments	(234,302)	(1,010,977)
Proceeds from equipment sales	25,000	-
Net cash used by investment activities	(947,865)	(2,359,923)

Cash flows from financing activities:
Repayment of senior subordinated note	(23,900)	(14,310)
Repayment of subordinated term note	(62,500)	-
Net borrowings (repayments) on line of credit	878,922	(460,256)
Noncontrolling interest distributions	(108,676)	(245,895)
Net cash provided (used) by financing activities	683,846	(720,461)

Net increase (decrease) in cash and cash equivalents	853,950	(398,895)

Cash and cash equivalents at beginning of year	4,353,567	4,752,462

Cash and cash equivalents at end of year	$5,207,517	$4,353,567

Cash paid for:
Income taxes	$131,000	$863,000
Interest	$257,200	$307,900

Non-cash investing and financing activities:
Accrued distribution to noncontrolling shareholder	$36,379	$-

The accompanying notes are an integral part of the consolidated financial statements.

REGIONAL BRANDS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (“the Company”, “we” and “us”) is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. The Company has been pursuing a business strategy whereby it was seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth.

On November 1, 2016, the Company's majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”) acquired (the “Acquisition”) substantially all of the assets of B.R. Johnson, Inc. (“BRJ Inc.”), a seller and distributor of windows, doors and related hardware as well as specialty products for use in commercial and residential buildings (the “Business”). Following the Acquisition, BRJ LLC carried on the business and operations of BRJ Inc.

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of November 1, 2016 (the “APA”). Total consideration for the Acquisition was approximately $15.4 million (subject to customary working capital adjustments), including delivery by BRJ LLC of a promissory note for $2,500,000 to BRJ Inc. (the “Subordinated term note”), which is subordinate to the loan described below. The Company provided $10.95 million in debt and equity financing to complete the Acquisition, including $7.14 million of the subordinated loan (the " Senior subordinated note") and $3.81 million in preferred equity of BRJ LLC with the remainder from bank financing, the Subordinated term note and entities affiliated with Lorraine Capital, LLC. The Company holds 76.17% of the common membership interests and 95.22% of the preferred membership interests of BRJ LLC, pursuant to the B.R. Johnson, LLC Limited Liability Company Agreement (the “LLC Agreement”) entered into by and among Lorraine Capital, LLC (which owns 20% of the common membership interests), Regional Brands Inc. and BRJ Acquisition Partners, LLC (which owns the remaining 3.83% of the common membership interests and 4.78% of the preferred membership interests).

Principles of Consolidation - The consolidated financial statements include the accounts of Regional Brands Inc and its majority-owned subsidiary, B.R. Johnson, LLC (“BRJ LLC”). All intercompany balances and transactions have been eliminated in consolidation. The Company has a controlling interest in its subsidiary, BRJ LLC, which has preferred and common membership interests that are not controlled by the Company. Earnings and losses of BRJ LLC are attributed to the noncontrolling interests and distributions are made in accordance with the B.R. Johnson LLC Limited Liability Company Agreement.

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

Common Shares Issued and Earnings Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings (loss) per share is considered to be the same, as the impact of potential common shares issued is anti-dilutive. In calculating income per common share, income attributable to common shareholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments because of their immediate or short term maturity and the fair value of the line of credit and long-term debt approximates the carrying value as the stated interest rates approximate market rates currently available to the Company.

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

The tables below presents the Company's assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	December 31, 2018

Marketable Equity Securities	$2,194,216	$-	$-	$2,194,216
Money Market Funds	$5,207,517	$-	$-	$5,207,517

Assets	Level 1	Level 2	Level 3	December 31, 2017

Marketable Equity Securities	$1,967,145	$-	$-	$1,967,145
Money Market Funds	$4,353,567	$-	$-	$4,353,567

The Company did not have any fair value measurements within Level 2 or Level 3 of the fair value hierarchy as of December 31, 2018 or 2017.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying balance sheet are money market funds and certificates of deposit whose adjusted costs approximate fair value.

Short-Term Investments – The Company’s investments consist of investments in marketable equity related securities and money market funds, which are classified as available for sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The investments are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The investments are carried at fair value using quoted market prices in active markets for each marketable security. Prior to 2018, any unrealized gains or losses on these securities were recognized through other comprehensive income (loss).  Beginning on January 1, 2018 with the adoption of Accounting Standards Update ("ASU") 2016-01, all of our marketable equity securities and money market funds will continue to be carried at fair value as noted above, with any unrealized gains or losses on the securities recognized as a component of other income included in our Consolidated Statements of Income. As a result of the adoption of ASU 2016-01, the accumulated deficit as of December 31, 2017 was increased by $1,504 and the net income for 2017 was increased by $3,960.

Revenue Recognition - The Company adopted ASC Topic 606, revenue recognition, effective January 1, 2018 and utilized the modified retrospective approach and applied the guidance in Topic 606 to those contracts which were not completed as of that date. The adoption of Topic 606 did not impact the timing of revenue recognition in our Consolidated Financial Statements for the current or prior interim or annual periods. Accordingly, no adjustments have been made to opening retained earnings or prior period results.

We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The portion of the business utilizing the POC method is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope, payments terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For most contracts under the POC method, progress payments, less retainage, are made shortly after the contractor receives payments from the owner. For the remainder of our business, standard terms require that amounts due are paid 30 days after invoice date. For the business accounted for using the POC method, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Performance obligations for the remainder of our business are generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the services. The majority of our performance obligations are typically completed within one year.

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

Sales and usage taxes are excluded from revenues. Costs incurred on jobs in process include all direct material and labor costs and certain indirect costs. General and administrative and precontract costs are charged to expense as incurred.

Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Revisions in estimated profits for contracts accounted for under the POC method are made in the period in which circumstances requiring the revision become known. During 2018, the effect of changes in estimated contract costs decreased gross profit by approximately $197,000, decreased net income by approximately $146,000 and decreased income per common share (net of income taxes) by $0.11. During 2017, the effect of changes in estimated contract costs decreased gross profit by approximately $193,000, decreased net income by approximately $119,000 and decreased income per common share (net of income taxes) by $0.09.

Accounts Receivable and Allowance for Doubtful Accounts- Accounts receivable are recorded at their invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. We may be exposed to potential credit risk if our customers should encounter financial difficulties. The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect the customers’ ability to pay. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $100,000. As of December 31, 2018 and 2017, we had billed retainage receivables of $654,000 and $769,000, respectively, included in accounts receivable in the accompanying consolidated balance sheets.

Inventories- Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Inventory included in the accompanying consolidated balance sheets is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of December 31, 2018 and 2017, the work-in-process inventory was approximately $414,000 and $676,000, respectively. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was approximately $70,000 and $66,000 as of December 31, 2018 and 2017, respectively.

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

There were no impairment charges in any of the periods presented in the accompanying consolidated statements of income.

Acquisitions- We account for our acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations.

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

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. As of December 31, 2017, two customers accounted for 33% of the accounts receivable. There were no such concentrations of customer accounts receivable balances at the end of 2018.

Share-Based Compensation Expense – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Stock Compensation.”  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity - Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefits at December 31, 2018 and 2017. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During 2018 and 2017, the Company recognized no interest and penalties.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases” to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the new guidance effective January 1, 2019 using the modified retrospective approach without adjusting comparative periods.  We will utilize the practical expedients provided by the guidance including the package of practical expedients to not reassess whether the contract contains a lease, lease classification, and direct costs.  Accordingly, since our current lease agreements (see Note 11), which include real estate and vehicles, are operating leases, they will continue to be accounted for as operating leases under the new standard.  Upon adoption, we have estimated that we will record right-of-use-assets and lease liabilities of approximately $1.2 million.  We do not expect to record any cumulative effect adjustment at the date of adoption.

NOTE 2. ACQUISITIONS

Effective June 1, 2018, the Company acquired certain assets of R&D Fabricators, Inc. (R&D) for a purchase price of approximately $203,000. R&D is engaged in the business of the fabrication of aluminum curtain walls, store fronts, doors and frames.  The fair value of assets acquired include $120,000 of equipment and $51,000 of acquired backlog, resulting in goodwill of approximately $32,000. The operating results of R&D are included in the accompanying statement of income from the date of acquisition. In light of the size and value of the acquisition and its relative insignificance to the Company, pro forma disclosures of revenue and earnings are not included herein.

During 2017, a payment of $1,107,872 was made to the seller in the BRJ Inc. acquisition to satisfy our working capital liability.

NOTE 3. REVENUES AND CONTRACTS IN PROCESS

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method:

	Year Ended December 31,
	2018	2017
Contracts under percentage of completion	$21,505,493	$21,888,150
All other	18,482,368	15,039,134
Total revenue	$39,987,861	$36,927,284

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

	December 31
	2018	2017
Costs incurred on uncompleted contracts	$9,619,587	$8,404,168
Estimated Earnings	3,499,758	3,695,967
	13,119,345	12,100,135
Less billings to date	(12,304,947)	(11,205,627)
	$814,398	$894,508

Included on balance sheet as follows:
Under current assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,329,640	$1,238,370
Under current liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	$(515,242)	$(343,862)
	$814,398	$894,508

Certain amounts in the table above and the associated amounts included in the balance sheet as of December 31, 2017 have been reclassified to conform to the December 31, 2018 presentation. The Company had unbilled revenues of $942,885 and $1,194,234 at December 31, 2018 and 2017, respectively, which are included in Costs and estimated earnings in excess of billings on the balance sheet.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of December 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $14 million.

NOTE 4. EQUIPMENT

Equipment is summarized as follows:

	Estimated	December 31,
	Useful Life	2018	2017
Vehicles	3 – 5 years	$348,058	$377,024
Warehouse and shop tools and equipment	2 – 15 years	327,155	175,547
Office and showroom furniture and computer equipment	2 – 7 years	152,384	113,803
Computer software	2 – 5 years	503,408	41,664
		1,331,005	708,038
Less accumulated depreciation and amortization		(303,193)	(135,470)
		$1,027,812	$572,568

Included in computer software are costs of approximately $423,000 for an enterprise resource planning system that will be implemented and placed into service in 2019. Such costs include $50,000 of internal labor. Amortization of the computer software will begin once the asset is placed into service.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that arose from acquisitions consist of the following:

	Estimated	December 31,
	life	2018	2017
Covenants not to compete	5 years	$6,000,000	$6,000,000
Less : accumulated amortization		(2,600,000)	(1,400,000)
Net		$3,400,000	$4,600,000

Future amortization expense for the years ending December 31,

2019	$1,200,000
2020	1,200,000
2021	1,000,000
Total	$3,400,000

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the year December 31, 2018, the Company was in compliance with these covenants.

The effective interest rate at December 31, 2018 was 4.94% (3.94% at December 31, 2017). The aggregate borrowings outstanding under the Credit Facility at December 31, 2018 were $2,691,376 ($1,812,454 at December 31, 2017). As of December 31, 2018, the amount borrowed is net of the cash sweep account totaling approximately $169,000 (none at the end of 2017). The bank has also issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019.

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

BRJ LLC incurred costs of $125,730 in connection with the borrowings. This amount is treated as debt discount and adjusted with the carrying value of debt. The debt discount is being amortized over the life of the debt. Amortization expense was $25,146 during each of 2018 and 2017, respectively, and the unamortized debt discount balance at December 31, 2018 and 2017 was $71,247 and $96,393, respectively.

During 2018 and 2017, BRJ LLC repaid $500,000 and $300,000, respectively, of the borrowings including $476,100 and $285,660, respectively, to the Company with the balance paid to BRJ Acquisition Partners, LLC.

The amount of the debt that was participated, net of the unamortized debt discount, is shown in the accompanying balance sheet as Senior Subordinated Debt and had a balance outstanding of $249,209 and $247,963, respectively, at December 31, 2018 and 2017.

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

Scheduled maturities of long-term debt at December 31, 2018 are as follows:

2019	$278,680
2020	283,460
2021	2,195,816
2,757,956
Less: Debt financing costs, net	(71,247)
$2,686,709

NOTE 7. STOCKHOLDERS’ EQUITY

On March 2, 2017, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to reduce the number of authorized shares to be issued of the Company’s common stock, par value $0.00001 per share, from 50,000,000 to 3,000,000 shares and to reduce the number of authorized shares to be issued of Preferred Stock, par value $.01 per share, from 5,000,000 to 50,000 shares. The amendment was approved by the Board of Directors of the Company and the holders of a majority of the issued and outstanding shares of Common Stock by written consent in lieu of a meeting.

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

NOTE 8. EQUITY INCENTIVE PLAN

On April 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “Equity Incentive Plan”), which was amended and restated as of June 15, 2017. The maximum number of shares of the Company's common stock available for issuance under the Equity Incentive Plan through the grant of non-qualified stock options, restricted stock, restricted stock units and other awards is 130,000. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Stock based compensation includes expenses related to all stock-based awards. Such awards include options, warrants and stock grants. The Company did not grant any options during 2018 and 2017. Prior to 2017, the Company issued stock options that vest in 60 equal monthly installments and expire after15 years.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options revalued during 2018 which were granted to non-employees during 2016:

Volatility	40.0%
Expected term	7 years
Risk-free interest rate	2.51%
Expected dividend yield	0%

There were no options granted, exercised, cancelled or forfeited during 2018 and 2017. A summary of all stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2018 and 2017	42,596	$16.00	12.3 years	$-

Exercisable, December 31, 2018	22,790	$16.00	12.3 years	$-

Expected to vest, December 31, 2018	19,806	$16.00	12.3 years	$-

During 2018 and 2017, the fair value of options that vested amounted to approximately $55,676 and $ 61,612 respectively, and stock compensation expense for options vested was $55,676 and $61,612, respectively. The weighted-average grant date fair value of options vested during 2018 and 2017 was $5.58 and $7.08, respectively.

At December 31, 2018, there was approximately $111,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 9. EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(K) of the Internal Revenue Code. All full-time employees of BRJ LLC are eligible to participate. The company made contributions to the plan totaling approximately $114,000 and $117,000 during 2018 and 2017, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

On April 8, 2016, the Company entered into a Management Services Agreement (the “MSA”), between the Company and Ancora Advisors, LLC (“Ancora”), whereby Ancora agreed to provide specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s shareholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is payable no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For 2018 and 2017, Ancora agreed to waive payment of the management fees.

On November 1, 2016, in connection with the Acquisition, BRJ LLC entered into a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC, (“Lorraine”) a member of BRJ LLC, whereby Lorraine agreed to provide specified management, financial and reporting services to BRJ LLC in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. During 2018 and 2017, BRJ LLC recorded expenses for Lorraine management fees in the amount of $93,000 and $118,000, respectively. As of December 31, 2018 and 2017, $39,000 and $36,000, respectively, was payable to Lorraine under the BRJ MSA.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous in situations that require union installation and repair services. In connection with the Acquisition, individuals affiliated with Lorraine acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI for its services approximately $1,780,000 and $1,708,000 during 2018 and 2017, respectively. In addition, BRJ LLC provides ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $55,000 and $50,000 for 2018 and 2017, respectively.

NOTE 11. COMMITMENTS

The Company leases its primary facility in East Syracuse, NY under a five year agreement that expires on October 31, 2021 with an option to extend the term for an additional five years. The Company also leases a facility in Rochester, NY that expires on July 31, 2019 and a facility in Buffalo, NY that expires on December 31, 2023. Rent expense for these facilities amounted to $319,000 and $306,000 for 2018 and 2017, respectively. The minimum lease payments under the agreements are as follows:

2019	$345,000
2020	330,000
2021	284,000
2022	54,000
2023	54,000
Total	$1,067,000

The Company also leases delivery vehicles under noncancellable operating leases that expire in 2024. The minimum lease payments in 2019 through 2024 are approximately $50,000 per year.

The Company is a member of a captive insurance entity, to provide for the potential liabilities for certain risks including workers’ compensation, general liability, and automotive. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors. As of December 31, 2018 and 2017 no liability has been recorded because a material liability for additional costs is considered remote. As a member of the captive insurance entity, the Company was required to provide an equity contribution of $30,000 and dividend pool contributions of $167,000 which are included in other assets in the accompanying balance sheets as of December 31, 2018. Also, as a member of the captive, we are entitled to dividends when we have favorable experience resulting in a positive dividend pool balance.  The dividends are payable starting in 2020, subject to the approval of the captives' Board of Directors.  The amount of cumulative dividends earned each year will increase or decrease depending on claims experience.  In 2018, the Company recognized a dividend receivable of $100,000 due to favorable claims experience, which is included in Other assets in the Consolidated Balance Sheet.  The dividend income was recorded as a reduction of insurance expense which is part of General & Administrative Expenses in the Consolidated Statements of Income.

NOTE 12. INCOME TAXES

The income tax provision (benefit) for 2018 and 2017 is summarized in the following table.

	Year Ended December 31,
	2018	2017
Current:
Federal	$270,445	$548,082
State	96,286	104,781
Total current	366,731	652,863

Deferred
Federal	229,019	(37,338)
State	(7,772)	(38,625)
Total deferred	221,247	(75,963)
Less decrease in valuation allowance	(281,796)	(212,828)
Net deferred	(60,549)	(288,791)
Total income tax provision	$306,182	$364,072

The significant components of the deferred tax assets and liabilities are summarized below.

	Year Ended December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$281,796
Investment in subsidiary	335,402	303,801
Stock compensation	42,869	—
Other	1,989	—
Total	380,260	585,597
Less valuation allowance	—	(281,796)
Total deferred tax assets	380,260	303,801
Deferred tax liabilities
State income taxes	(18,246)	—
Prepaid expenses	(12,675)	(15,010)
Total deferred tax liabilities	(30,921)	(15,010)
Net deferred income tax assets	$349,339	$288,791

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent (the Company’s marginal tax rate in 2017 and prior years was 34%) to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Company recorded $131,000 of income tax expense in 2017 related to the remeasurement of its net deferred tax asset at December 31, 2017, which represented a 10.3% increase in the 2017 effect tax rate.

The Company has federal net operating loss carryforwards (“NOL’s”) that are subject to Internal Revenue Code Section 382 ("Section 382"), which imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as certain significant ownership changes occur.  As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change occurred. The amount of the Company's net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company's value. Due to the uncertainty of realizing the Section 382 NOL’s, a full valuation allowance was recorded to offset the related deferred tax asset. In 2018, it was determined that the company will be unable to utilize any of its Section 382 NOL’s to offset future taxable income and accordingly, wrote off its related deferred tax assets and reduced the related valuation allowance.

During 2017, the Company reversed its valuation allowance on deferred tax assets associated with activity beginning with the acquisition of B.R. Johnson, Inc., but exclusive of pre-acquisition losses that are subject to limitations under Section 382. This was due to a recent consistency in earnings, a strong earnings history of B.R. Johnson, Inc., which was a recent acquisition, and favorable projections.

The Company files income tax returns in the U.S. federal jurisdiction and in certain states. The tax years 2015-2017 generally remain open to examination by these taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of income is summarized in the following table.

	Year Ended December 31,
	2018	2017
Statutory United States Federal rate	21.0%	34.0%
State income taxes, net of federal benefit	4.4	3.2
Permanent differences and other adjustments	(3.3)	(1.0)
Write off of NOL Asset	20.3	—
Changes in valuation reserves	(20.3)	(16.7)
Change in tax rate	-	10.3
Effective tax rate	22.1%	29.8%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL BRANDS INC.

March 14, 2019	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 14, 2019	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

March 14, 2019	By:	/s/ Carl Grassi
Carl Grassi
Chairman of the Board

March 14, 2019	By:	/s/ Brian Hopkins
Brian Hopkins
Director

March 14, 2019	By:	/s/ Jeff Anderson
Jeff Anderson
Director