Form 10-Q
period 2019-03-31
Regional Brands Inc.
filed 2019-05-09
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of May 6, 2019.

Regional Brands Inc.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,342,719	$5,207,517
Short-term investments	2,228,201	2,194,216
Accounts receivable, net of allowance for doubtful accounts	5,494,343	7,773,564
Inventories, net	1,405,140	1,163,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,813,456	1,329,640
Prepaid expenses and other current assets	270,167	478,859
Total current assets	17,554,026	18,147,662

Equipment, net	1,108,675	1,027,812
Right-of-use assets-leases	1,425,137	-
Intangible assets, net	3,100,000	3,400,000
Goodwill	3,045,481	3,045,481
Deferred income taxes	393,070	349,339
Other assets	297,175	297,174
Total assets	$26,923,564	$26,267,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,626,329	$1,495,549
Accrued expenses and other current liabilities	447,510	806,281
Line of credit	2,502,036	2,691,376
Current portion of lease liability	419,113	-
Current portion of senior subordinated note	28,680	28,680
Current portion of subordinated term note	250,000	250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	506,334	515,242
Total current liabilities	5,780,002	5,787,128

Lease liability	1,006,024	-
Senior subordinated note, net	226,815	220,529
Subordinated term note	2,125,000	2,187,500
Total liabilities	9,137,841	8,195,157

Stockholders' equity:
Preferred stock, issued and outstanding -none	-	-
Common stock, issued & outstanding-1,274,603 shares	13	13
Additional paid-in capital	20,442,811	20,428,933
Accumulated deficit	(2,458,260)	(2,183,276)
Total Regional Brands, Inc. stockholders' equity	17,984,564	18,245,670
Noncontrolling interests in consolidated subsidiary	(198,841)	(173,359)
Total stockholders’ equity	17,785,723	18,072,311
Total liabilities and stockholders' equity	$26,923,564	$26,267,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,	March 31,
	2019	2018

Net Sales	$7,114,969	$8,162,784
Cost of sales	5,059,042	5,903,742
Gross profit	2,055,927	2,259,042

Operating expenses:
Selling	1,106,181	1,065,713
General and administrative	1,066,386	951,712
Amortization of intangible assets	300,000	300,000
Total operating expenses	2,472,567	2,317,425

Operating loss	(416,640)	(58,383)

Other income (expense):
Other income	68,222	33,679
Interest expense	(59,877)	(50,649)
Interest income	6,345	6,141
	14,690	(10,829)

Loss before income taxes	(401,950)	(69,212)

Income tax benefit	105,124	17,721

Net loss	(296,826)	(51,491)

Less loss allocated to noncontrolling interest	21,842	6,685
Loss attributable to common stockholders	(274,984)	(44,806)

Loss per common share - basic and diluted	$(0.22)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	1,274,603	1,274,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity

Balance at January 1, 2019	1,274,603	$13	$20,428,933	$(2,183,276)	$(173,359)	$18,072,311
Stock based compensation	-	-	13,878	-	-	13,878
Net loss for period	-	-	-	(274,984)	(21,842)	(296,826)
Noncontrolling interest distribution	-	-	-	-	(3,640)	(3,640)
Balance at March 31, 2019	1,274,603	$13	$20,442,811	$(2,458,260)	$(198,841)	$17,785,723

Balance January 1, 2018	1,274,603	$13	$20,373,257	$(3,203,781)	$(87,406)	$17,082,083
Stock based compensation	-	-	14,042	-	-	14,042
Net loss for period	-	-	-	(44,806)	(6,685)	(51,491)
Balance at March 31, 2018	1,274,603	$13	$20,387,299	$(3,248,587)	$(94,091)	$17,044,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(296,826)	$(51,491)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	13,878	14,042
Depreciation and amortization	50,671	36,951
Amortization of debt issuance costs	6,286	6,286
Amortization of intangibles	300,000	300,000
Unrealized gain on investments	(33,985)	(11,738)
Deferred income taxes	(43,731)	(43,936)
Change in inventory obsolescence reserve	12,000	25,500
Changes in operating assets and liabilities
Accounts receivable	2,279,221	(107,383)
Inventories	(253,274)	(300,989)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,483,816)	(403,603)
Prepaid expenses and other assets	208,691	23,078
Accounts payable	130,780	756,108
Accrued expenses and other current liabilities	(351,944)	(432,856)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,908)	177,968
Net cash provided (used) by operating activities	529,043	(12,063)

Cash flows from investing activities:
Purchase of equipment	(131,534)	(133,238)
Equipment sales proceeds	-	25,000
Purchase of short- term investments	-	(210,177)
Net cash used by investing activities	(131,534)	(318,415)

Cash flows from financing activities:
(Payments) borrowings under line of credit	(189,340)	203,809
Payments under subordinated term note	(62,500)	-
Distribution to noncontrolling interests	(10,467)	-
Net cash (used) provided by financing activities	(262,307)	203,809

Net increase (decrease) in cash and cash equivalents	135,202	(126,669)

Cash and cash equivalents at beginning of period	5,207,517	4,353,567

Cash and cash equivalents at end of period	$5,342,719	$4,226,898

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

(unaudited)

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$625
Interest	$57,230	$88,739

Noncash transactions include the recording of a right-of-use asset and related lease liability of approximately $1.2 million upon the adoption of the new lease accounting standard effective January 1, 2019 and $0.3 million for leases entered into during the three months ended March 31, 2019.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regional Brands Inc. (“the Company”, “we” and “us”) is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. The Company has been pursuing a business strategy whereby it is seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

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

Inventories - Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of March 31, 2019 and December 31, 2018, the work-in-process inventory was approximately $672,000 and $414,000, respectively and is included in inventories in the accompanying condensed consolidated balance sheet. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was approximately $82,000 and $70,000 at March 31, 2019 and December 31, 2018, respectively.

Revenue Recognition

We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

A portion of our revenue is derived from long-term contracts and is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The portion of the business utilizing the POC method is related to the distribution and installation of commercial windows and specialty products which are supported by specific written contracts which include contract price, scope and payment terms and are signed by both parties. Our contract price is fixed for the scope of work specified and we generally have no variable consideration. We frequently negotiate change orders for additional work to be performed which typically relate to the initial performance obligation. Our customer payment terms are typical for our industry. For most contracts under the POC method, progress payments, less retainage, are made shortly after the contractor receives payments from the owner. For the remainder of our business, standard terms require that amounts due are paid 30 days after invoice date. For the business accounted for using the POC method, we have determined that we have one performance obligation due to the high degree of inter-dependability and highly integrated nature of the work. Performance obligations for the remainder of our business are generally supported by written contracts or purchase orders which require the delivery of goods or services and the revenue is recognized upon shipment of those goods or performance of the services. The majority of our performance obligations are typically completed within one year.

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

Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Revisions in estimated profits for contracts accounted for under the POC method are made in the period in which circumstances requiring the revision become known. During the three months ended March 31, 2019, the effect of changes in estimated contract costs decreased gross profit by approximately $124,000, increased net loss by approximately $92,000 and increased loss per common share (net of income taxes) by $0.07. During the three months ended March 31,2018, the effect of changes in estimated contract costs decreased gross profit by approximately $180,000 increased net loss by approximately $133,000 and increased loss per common share (net of income taxes) by $0.10.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three months ended March 31, 2019 and 2018, the exercise prices of the outstanding stock options were above the average market price of our common stock during such periods, therefore the outstanding stock options were considered anti-dilutive. In calculating income per common share, income attributable to common stockholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary. There were no distributions made in the three months ended March 31, 2019 and 2018 that would reduce income attributable to common stockholders.

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

Our short-term investments consist of investments in marketable equity related securities and money market funds. All of these marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security. All of our marketable equity securities and money market funds are carried at fair value and unrealized gains or losses on the securities are recognized as a component of other income included in our condensed consolidated statements of operations.

The table below presents the Company's assets and liabilities measured at fair value aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	March 31, 2019
Marketable Equity Securities	$2,228,201	$—	$—	$2,228,201
Money Market Funds	$5,342,719	$—	$—	$5,342,719

Assets	Level 1	Level 2	Level 3	December 31, 2018
Marketable Equity Securities	$2,194,216	$—	$—	$2,194,216
Money Market Funds	$5,207,517	$—	$—	$5,207,517

Recently Adopted Accounting Pronouncements

We adopted Accounting Standard Update (ASU) 2016-02 (Topic ASC 842), “Leases”, as required, effective January 1, 2019, using the modified retrospective approach without adjusting comparative periods. ASC 842 retains the two-model approach to classifying leases as operating or finance leases (formerly, capital leases); however, most leases, regardless of classification type, are recorded on the balance sheet. When a lessee records a lease on the balance sheet, it will recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use (ROU) asset. A lessee uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or the lessee’s incremental borrowing rate.

We utilized the practical expedients provided by the guidance including the package of practical expedients to not reassess whether contracts contain a lease, lease classification, and direct costs. Since our current lease agreements, which include real estate and vehicles, are operating leases, they will continue to be accounted for as operating leases under the new standard. Accordingly, lease expense is recognized on a straight-line basis over the lease term. We have elected not to record leases with terms of 12 months or less on the balance sheet.

We adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting" effective January 1, 2019, as required. The FASB issued this update as part of its simplification initiative. The amendments in this update expand the scope of Topic 718 to include share-based payments for acquiring goods and services from nonemployees. Since we have issued a relatively small number of stock options to nonemployees, the adoption of this standard on our condensed consolidated financial statements and related disclosures was not material.

NOTE 2. REVENUES AND CONTRACTS IN PROCESS

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method:

	Quarter Ended
	March 31, 2019	March 31, 2018
Contracts under percentage of completion	$3,679,397	$4,300,565
All other	3,435,572	3,862,219
Total revenue	$7,114,969	$8,162,784

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

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$10,590,750	$9,619,587
Estimated Earnings	4,086,702	3,499,758
	14,677,452	13,119,345
Less billings to date	(12,370,330)	(12,304,947)
	$2,307,122	$814,398

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,813,456	$1,329,640
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(506,334)	(515,242)
	$2,307,122	$814,398

The Company had unbilled revenues of approximately $2,519,000 and $943,000 at the end of March 31, 2019 and December 31, 2018, respectively, which are included in Cost and estimated earnings in excess of billings on the balance sheet.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of March 31, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $12.3 million.

NOTE 3. DEBT

Under its credit agreement with KeyBank, N.A., BRJ LLC may borrow up to an aggregate amount of $6,000,000 (the “Credit Facility”) under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the quarter ended March 31, 2019, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at March 31, 2019 was 4.97%. The aggregate borrowings outstanding under the Credit Facility at March 31, 2019 were $2,502,036 and, in addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share.

The Company recorded stock compensation expense for options vesting during the three month period ended March 31, 2019 and 2018 of $13,878 and $14,042, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC provides specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the three months ended March 31, 2019 and 2018, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

 BRJ LLC has a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC (“Lorraine”), a member of BRJ LLC, whereby Lorraine provides specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. For the three months ended March 31,2018, BRJ LLC recorded expenses for Lorraine management fees in the amount of approximately $3,300. There were no expenses for such fees during the three months ended March 31, 2019. As of March 31, 2019 there were no amounts payable and at and December 31, 2018 there was $39,000 payable to Lorraine under the BRJ MSA.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI approximately $524,000 and $421,000 for its services during the three months ended March 31, 2019 and 2018, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $15,000 during each of the three months ended March 31, 2019 and 2018.

NOTE 6. INCOME TAXES

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

The Company had an effective income tax rate of 26.2% and 25.6% for the three months ended March 31,2019 and 2018, respectively. The effective tax rate was greater than the federal statutory rate of 21% due primarily to state income taxes.

NOTE 7. LEASES

Lease expense for the three months ended March 31, 2019 and 2018 was $114,000 and $95,100, respectively. The right-of-use asset and related lease liability was approximately $1.2 million as of January 1, 2019. The lease terms range in length from 36 to 72 months. Certain leases contain renewal options that we are not reasonably certain to exercise and therefore we have excluded them from the future minimum lease payments. The weighted-average remaining lease term as of January 1, 2019 and March 31, 2019 was 3.9 years. The weighted-average discount rate used to determine the present value of future lease payments is 4.9%. Because the implicit rate in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments.

The future minimum lease payments under the lease agreements for the rest of 2019 and yearly thereafter and a reconciliation to the amount of the net present value of such payments at March 31, 2019 is as follows:

2019	$360,081
2020	480,108
2021	434,108
2022	123,492
2023	108,592
2024	51,956
Total	1,558,337
Discount on future lease payments	(133,200)
Lease Liability at March 31, 2019	1,425,137
Less amount classified as current	(419,113)
Non-current	$1,006,024

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   The Company desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this note to enable it to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as they may be updated or supplemented from time to time under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q, and those described herein.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Nature of Business

Regional Brands Inc. (“the Company”, “we” and “us”) is a holding company formed to acquire substantial ownership in regional companies with strong brand recognition, stable revenues and profitability. The Company has been pursuing a business strategy whereby it is seeking to engage in an acquisition, merger or other business combination transaction with undervalued businesses (each, a “Target Company”) with a history of operating revenues in markets that provide opportunities for growth.

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

Results of Operations for the three months ended March 31, 2019 and 2018

Net Sales: Net sales for the three months ended March 31, 2019 of $7,114,969 were $1,047,815, or 12.8%, lower than net sales of $8,162,784 for 2018. The decrease is primarily related to the timing of contracts and related deliveries relative to the same period in 2018. We have strong backlog going into the second quarter.

Cost of sales: Cost of sales for the three months ended March 31, 2019 of $5,059,042 were $844,700, or 14.3%, lower than cost of sales of $5,903,742 for 2018. The decrease in cost of sales is primarily due to lower net sales when compared to 2018.

Gross profit: Gross profit was $2,055,927, or 28.9% of net sales for the three months ended March, 31, 2019 compared to $2,259,042, or 27.7% of net sales for 2018. Gross profit decreased by $203,115 in 2019. Gross profit as a percentage of net sales was higher in 2019 compared to 2018 due primarily to improved project mix and because several projects in 2018 were negatively impacted by additional costs. Gross margin dollars were less in 2019 compared to 2018 as a result of the decreased sales in 2019. Revisions in estimated profits for contracts accounted for under the percentage of completion method are made in the period in which circumstances requiring the revision become known. The effect of changes in estimated contract costs decreased gross profit by approximately $124,000 and $180,000 during the three months ended March 31, 2019 and 2018, respectively.

Selling: Selling expenses for the three months ended March 31, 2019 of $1,106,181 were $40,468, or 3.8%, higher than selling expenses of $1,065,713 for 2018. The increase is primarily due to higher compensation costs to support expected sales growth.

General and administrative: General and administrative expenses for the three months ended March 31, 2019 of $1,066,386 were $114,674, or 12.0%, higher than general and administrative expenses of $951,712 for 2018. The increase is primarily due to increased compensation and occupancy expenses in 2019 associated with our acquisition of R&D in June of 2018, partially offset by lower professional fees.

Amortization of intangible assets: Amortization of intangible assets, primarily related non-compete agreements, was $300,000 for each of the three months ended March 31, 2019 and 2018.

Other income: Other income was $68,222 for the three months ended March 31, 2019 compared to $33,679 for 2018. The primary reason for this increase is related to unrealized gains associated with our short-term investments in 2019 due to favorable market conditions.

Interest expense: Interest expense was $59,877 for the three months ended March 31, 2019 compared to $50,649 for 2018. The increase in interest expense was due to higher average borrowings and interest rates in 2019 when compared to the comparable period of 2018.

Income tax benefit: The income tax benefit for the three months ended March 31, 2019 was $105,124 compared to a benefit of $17,721 for 2018. The effective income tax rate was 26.2% and 25.6% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate differed from the federal statutory rate of 21% in both periods due primarily to state income taxes.

Net loss: As a result of the foregoing, the net loss for the three months ended March 31, 2019 increased by $245,335 to $296,826 compared to a net loss of $51,491for 2018.

Liquidity and Capital Resources

At March 31, 2019, we had working capital of $11,774,024 compared to working capital of $12,360,534 at December 31, 2018. We adopted ASC 842, “Leases”, effective January 1, 2019, which caused a decrease in our working capital in the amount of $419,113 as of March 31, 2019. Our operating activities provided cash of $529,043 during the three months ended March 31, 2019, and used cash of $12,063 during the comparable period of 2018. The increase in cash from operating activities is primarily due to the reduction in net operating working capital in 2019.

Cash used in investing activities was $131,534 for the three months ended March 31, 2019 and $318,415 for the comparable period in 2018. Cash used in investing activities was for the purchase of equipment in 2019 and primarily the purchase of equipment and short-term investments in 2018. The primary reason for the purchases of equipment in 2019 and 2018 relates to the implementation of an enterprise resource planning system that will be placed in service in the second quarter of 2019.

Cash used by financing activities was $262,307 for the three months ended March 31, 2019 and $203,809 of cash was provided by financing activities during the comparable period of 2018. Cash provided from operating activities was used for line of credit and subordinated term note repayments in 2019 and line of credit borrowings were used primarily to fund investing activities in 2018.

BRJ LLC has a credit agreement with KeyBank, N.A. (the “Credit Facility”) and may borrow up to an aggregate amount of $6,000,000 under revolving loans and letters of credit, with a sublimit of $500,000 for letters of credit. The Credit Facility is payable upon demand of KeyBank, N.A., or the lenders, or upon acceleration as a result of an event of default.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant to not permit BRJ LLC’s consolidated fixed charge coverage ratio to exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the quarter ended March 31, 2019, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at March 31, 2019 was 4.97%. The aggregate borrowings outstanding under the Credit Facility at March 31, 2019 were $2,502,036 and, in addition, KeyBank, N.A. has issued a letter of credit on behalf of BRJ LLC in the amount of $250,000 that expires on December 1, 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements.  Additionally, we adopted Accounting Standard Update (ASU) 2016-02 (Topic ASC 842), “Leases”, as required, effective January 1, 2019, using the modified retrospective approach without adjusting comparative periods. ASC 842 retains the two-model approach to classifying leases as operating or finance leases (formerly, capital leases); however, most leases, regardless of classification type, are recorded on the balance sheet. When a lease is recorded on our balance sheet, we recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use (ROU) asset. We use a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or our incremental borrowing rate. Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, together with our principal executive and financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of management, including the principal executive and financial officer, due to material weaknesses in our internal control over financial reporting related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties, our disclosure controls and procedures were not effective as of March 31, 2019. In light of the material weaknesses in internal control over financial reporting, we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Remediation of the Material Weaknesses

The Company is in the process of remediating the material weaknesses in order to strengthen our overall internal controls. Such remediation plan includes the following:

•	A consultant with specific accounting and financial reporting expertise was hired during the second quarter of 2018, which provides the Company with additional resources.

•	Enhancing the timeliness, formality and rigor of our financial statement preparation, review and reporting process.

•	Enhancing our review process for significant accounts, transactions and reconciliations to provide controls to mitigate segregation of duties issues.

•	Implementing, in the second quarter of 2019, a new accounting system at our operating subsidiary, B.R. Johnson, LLC, that has certain built in internal controls.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  The Company is in the process of implementing these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 as the Company is in the process of implementing the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the period ended December 31, 2018.

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

REGIONAL BRANDS INC.

May 9, 2019	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

