Form 10-Q
period 2019-06-30
Regional Brands Inc.
filed 2019-08-08
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.) Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of August 5, 2019.

REGIONAL BRANDS INC.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,316,470	$5,207,517
Short-term investments	2,160,321	2,194,216
Accounts receivable, net of allowance for doubtful accounts	9,223,951	7,773,564
Inventories, net	1,640,097	1,163,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,958,499	1,329,640
Prepaid expenses and other current assets	498,244	478,859
Total current assets	21,797,582	18,147,662

Equipment, net	1,219,223	1,027,812
Right-of-use assets-leases	1,322,288	-
Intangible assets, net	2,800,000	3,400,000
Goodwill	3,045,481	3,045,481
Deferred income taxes	373,307	349,339
Other assets	354,079	297,174
Total assets	$30,911,960	$26,267,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,657,028	$1,495,549
Accrued expenses and other current liabilities	698,692	806,281
Line of credit	4,528,273	2,691,376
Current portion of lease liability	507,053	-
Current portion of senior subordinated note	28,680	28,680
Current portion of subordinated term note	250,000	250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	817,025	515,242
Total current liabilities	9,486,751	5,787,128
Lease liability	815,235	-
Senior subordinated note, net	233,102	220,529
Subordinated term note	2,062,500	2,187,500
Total liabilities	12,597,588	8,195,157
Stockholders’ equity:
Preferred stock, issued and outstanding -none	-	-
Common stock, issued and outstanding-1,274,603 shares	13	13
Additional paid-in capital	20,456,689	20,428,933
Accumulated deficit	(1,973,281)	(2,183,276)
Total Regional Brands, Inc. stockholders' equity	18,483,421	18,245,670
Noncontrolling interest in consolidated subsidiary	(169,049)	(173,359)
Total stockholders’ equity	18,314,372	18,072,311
Total liabilities and stockholders' equity	$30,911,960	$26,267,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net Sales	$11,926,359	$11,920,846	$19,041,328	$20,083,630
Cost of sales	8,521,692	8,566,194	13,580,734	14,469,936
Gross profit	3,404,667	3,354,652	5,460,594	5,613,694

Operating expenses:
Selling	1,219,061	1,198,474	2,325,242	2,264,187
General and administrative	1,245,782	1,039,350	2,312,168	1,991,062
Amortization of intangible assets	300,000	311,735	600,000	611,735
Total operating expenses	2,764,843	2,549,559	5,237,410	4,866,984

Operating income	639,824	805,093	223,184	746,710

Other income (expense):
Other income	114,610	85,900	182,832	119,579
Interest expense	(71,130)	(64,048)	(131,007)	(114,697)
Interest income	6,345	6,345	12,690	12,486
	49,825	28,197	64,515	17,368

Income before income taxes	689,649	833,290	287,699	764,078

Income tax provision	174,878	191,633	69,754	173,912

Net income	514,771	641,657	217,945	590,166

Less income allocated to noncontrolling interest	29,792	34,934	7,950	28,249

Income attributable to common stockholders	$484,979	$606,723	$209,995	$561,917

Income per common share- basic and diluted	$0.38	$0.44	$0.16	$0.40

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603	1,274,603	1,274,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional	Accumulated	Noncontrolling	Stockholders'
	Shares Amount		Paid-in Capital	Deficit	Interest	Equity

Balance at January 1, 2019	1,274,603	$13	$20,428,933	$(2,183,276)	$(173,359)	$18,072,311
Stock based compensation		-	13,878	-	-	13,878
Net loss for period		-	-	(274,984)	(21,842)	(296,826)
Noncontrolling interest distribution		-	-	-	(3,640)	(3,640)
Balance at March 31, 2019	1,274,603	13	20,442,811	(2,458,260)	(198,841)	17,785,723
Stock based compensation		-	13,878	-	-	13,878
Net income for period		-	-	484,979	29,792	514,771
Balance at June 30, 2019	1,274,603	$13	$20,456,689	$(1,973,281)	$(169,049)	$18,314,372

Balance January 1, 2018	1,274,603	$13	$20,373,257	$(3,203,781)	$(87,406)	$17,082,083
Stock based compensation		-	14,042	-	-	14,042
Net loss for period		-	-	(44,806)	(6,685)	(51,491)
Balance at March 31, 2018	1,274,603	13	20,387,299	(3,248,587)	(94,091)	17,044,634
Stock based compensation		-	13,878	-	-	13,878
Net income for period		-	-	606,723	34,934	641,657
Noncontrolling interest distribution		-	-	-	(50,080)	(50,080)
Balance at June 30, 2018	1,274,603	$13	$20,401,177	$(2,641,864)	$(109,237)	$17,650,089

                            The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income	$217,945	$590,166
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	27,756	27,920
Depreciation and amortization	118,291	78,963
Amortization of debt issuance costs	12,573	12,573
Amortization of intangibles	600,000	611,735
Deferred income taxes	(23,968)	(41,674)
Unrealized gain on investments	(31,542)	(63,271)
Change in inventory obsolescence reserve	41,500	6,500
Changes in operating assets and liabilities:
Accounts receivable	(1,450,387)	(2,044,887)
Inventories	(517,731)	(279,795)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,628,859)	(352,186)
Prepaid expenses and other assets	(76,291)	(114,347)
Accounts payable	1,161,479	1,048,508
Accrued expenses and other current liabilities	(100,760)	(274,721)
Billings in excess of costs and estimated earnings on uncompleted contracts	301,783	426,214
Net cash used by operating activities	(1,348,211)	(368,302)

Cash flows from investment activities:
Purchase of equipment	(309,702)	(344,225)
Business acquisitions	-	(200,000)
Equipment sales proceeds	-	25,000
Sale (purchase) of short-term investments	65,436	(234,302)
Net cash used by investment activities	(244,266)	(753,527)

Cash flows from financing activities:
Distribution to noncontrolling interest	(10,467)	(3,145)
Borrowings from line of credit, net	1,836,897	1,119,072
Payments under subordinated term note	(125,000)	-
Net cash provided by financing activities	1,701,430	1,115,927
Net increase (decrease) in cash and cash equivalents	108,953	(5,902)

Cash and cash equivalents at beginning of period	5,207,517	4,353,567

Cash and cash equivalents at end of period	$5,316,470	$4,347,665

Cash paid for:
Income taxes	$185,000	$600
Interest	$124,600	$114,500

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Noncash transactions:
Accrued distribution to noncontrolling interest	$-	$46,935

Noncash transactions include the recording of a right-of-use asset and related lease liability of approximately $1.2 million upon the adoption of the new lease accounting standard effective January 1, 2019 and $0.3 million for leases entered into during the six months ended June 30, 2019.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS, INC.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income, changes in stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. GAAP. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

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

Inventories - Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of June 30, 2019 and December 31, 2018, the work-in-process inventory was $842,000 and $ 414,000, respectively and is included in inventories in the accompanying consolidated balance sheets. We maintain an inventory allowance for slow-moving and unused inventories based on the historical trend and estimates. The allowance was $111,000 and $69,500 at June 30, 2019 and December 31, 2018, respectively.

Revenue Recognition - We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

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

Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Revisions in estimated profits for contracts accounted for under the POC method are made in the period in which circumstances requiring the revision become known. During the three and six months ended June 30, 2019, the effect of changes in estimated contract costs decreased gross profit by approximately $147,000 and $259,000, respectively, decreased net income by approximately $109,000 and $191,000, respectively, and decreased income per common share (net of income taxes) by $0.09 and $0.15, respectively. During the three and six months ended June 30, 2018, the effect of changes in estimated contract costs decreased gross profit by approximately $80,000 and $170,000, respectively, decreased net income by approximately $59,000 and $126,000, respectively, and decreased income per common share (net of income taxes) by $0.05 and $0.10, respectively.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and six months ended June 30, 2019 and 2018, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive. In calculating income per common share, income attributable to common shareholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary. There were no distributions made or accrued through June 30, 2019 and 2018 that would reduce income attributable to common stockholders.

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

Our short-term investments consist of investments in marketable equity related securities and money market funds. All of these marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security. All of our marketable equity securities and money market funds are carried at fair value and unrealized gains or losses on the securities are recognized as a component of other income included in our condensed consolidated statements of income.

The table below presents the Company's assets and liabilities measured at fair value aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	Balance at June 30, 2019
Marketable Equity Securities	$2,160,321	$-	$-	$2,160,321
Money Market Funds	$5,316,470	$-	$-	$5,316,470

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2018
Marketable Equity Securities	$2,194,216	$-	$-	$2,194,216
Money Market Funds	$5,207,517	$-	$-	$5,207,517

New Accounting Pronouncements Adopted - We adopted Accounting Standard Update ASU 2016-02 (Topic ASC 842), “Leases”, as required, effective January 1, 2019, using the modified retrospective approach without adjusting comparative periods. ASC 842 retains the two-model approach to classifying leases as operating or finance leases (formerly, capital leases); however, most leases, regardless of classification type, are recorded on the balance sheet. When a lessee records a lease on the balance sheet, it will recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use (ROU) asset. A lessee uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or the lessee’s incremental borrowing rate.

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

New Accounting Pronouncements Issued - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures. No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

NOTE 2. REVENUES AND CONTRACTS IN PROCESS

 The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method:

	Three Months Ended June 30,
	2019	2018
Contracts under percentage of completion	$7,888,406	$6,584,736
All other	4,037,953	5,336,110
Total revenue	$11,926,359	$11,920,846

	Six Months Ended June 30,
	2019	2018
Contracts under percentage of completion	$11,491,614	$10,885,302
All other	7,549,714	9,198,328
Total revenue	$19,041,328	$20,083,630

Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the accompanying condensed consolidated balance sheet as an asset as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the accompanying condensed consolidated balance sheet as a liability as billings in excess of costs and estimated earnings. The following is information with respect to uncompleted contracts:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$15,772,605	$9,619,587
Estimated earnings	6,104,907	3,499,758
	21,877,512	13,119,345
Less billings to date	19,736,038	12,304,947
	$2,141,474	$814,398

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,958,499	$1,329,640
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(817,025)	$(515,242)
	$2,141,474	$814,398

The Company had unbilled revenues of approximately $2.1 million and $0.9 million at the end of June 30, 2019 and December 31, 2018, respectively, which are included in Cost and estimated earnings in excess of billings on the condensed consolidated balance sheet.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of June 30, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, were $14.6 million.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant requiring BRJ LLC’s consolidated fixed charge coverage ratio to not exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the six months ended June 30, 2019, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at June 30, 2019 was 4.88%. The aggregate borrowings outstanding under the Credit Facility at June 30, 2019 were $4,528,273. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share.

The Company recorded stock compensation expense for options vesting during the three month periods ended June 30, 2019 and 2018 of $13,878 and during the six month periods ended June 30, 2019 and 2018 of $27,756 and $27,920, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC provides specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s condensed consolidated balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the six months ended June 30, 2019 and 2018, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

BRJ LLC has a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC (“Lorraine”), a member of BRJ LLC, whereby Lorraine provides specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. BRJ LLC recorded expenses for Lorraine management fees in the amount of approximately $50,000 and $53,000 for the three and six months ended June 30, 2018, respectively . There were no expenses for such fees during the three and six months ended June 30, 2019, respectively. As of June 30, 2019 there were no amounts payable and at December 31, 2018, $39,000 was payable to Lorraine under the BRJ MSA.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI for its services approximately $761,000 and $402,000 for the three months ended June 30, 2019 and 2018, respectively and $1,284,000 and $823,000 for the six months ended June 30, 2019 and 2018, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $38,000 and $29,000 during the three months ended June 30, 2019 and 2018, respectively and $67,000 and $58,000 during the six months ended June 30, 2019 and 2018, respectively.

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

The Company had an effective income tax rate of 25.4% and 24.2% for the three and six months ended June 30, 2019, respectively, and 23.0% and 22.8% for the three and six months ended June 30, 2018, respectively.  The effective tax rate was greater than the federal statutory rate of 21% due primarily to state income taxes.

NOTE 7. LEASES

Lease expense was approximately $127,500 and $95,100 for the three months ended June 30, 2019 and 2018, respectively, and $241,300 and $190,200 for the six months ended June 30, 2019 and 2018, respectively. The right-of-use asset and related lease liability was approximately $1.2 million as of January 1, 2019. The lease terms range in length from 36 to 72 months. Certain leases contain renewal options that we are not reasonably certain to exercise and therefore have been excluded from the future minimum lease payments. The weighted-average remaining lease term as of January 1, 2019 was 3.9 years and at June 30, 2019 was 3.6 years. The weighted-average discount rate used to determine the present value of future lease payments is 4.9%. Because the implicit rate in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments.

The future minimum lease payments under the lease agreements for the rest of 2019 and yearly thereafter and a reconciliation to the amount of the net present value of such payments at June 30, 2019 is as follows:

2019	$240,054
2020	480,108
2021	434,108
2022	123,492
2023	108,592
2024	51,956
Total	1,438,310
Discount on future lease payments	(116,022)
Lease Liability at June 30, 2019	1,322,288
Less amount classified as current	(507,053)
$815,235

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

Items Affecting the Comparability of Our Financial Results

Comparisons presented in the Results of Operations sections discussed below are with respect to the same period of the prior year, unless otherwise noted. The industry we operate in is highly competitive and accordingly our pricing and margins, especially on larger projects, can vary depending on multiple factors including the customer or general contractor relationship. These variances, which we call project mix, can impact the comparability of gross margins from period to period.

Results of Operations for the three months ended June 30, 2019 and 2018

Net Sales: Net sales for the three months ended June 30, 2019 of $11,926,359 were approximately the same as net sales of $11,920,846 for 2018. Sales of commercial windows and specialty products were up by approximately $1.5 million, which were offset by a decline in sales of door, frame and hardware products.

Cost of sales: Cost of sales for the three months ended June 30, 2019 of $8,521,692 were approximately the same as cost of sales of $8,566,194 in 2018.

Gross profit: Gross profit was $3,404,667 or 28.5% of net sales for the three months ended June 30, 2019 which is approximately the same as the 2018 amounts of $3,354,652 or 28.1%.

Selling expenses: Selling expenses remained relatively stable at $1,219,061 for the three months ended June 30, 2019, compared to $1,198,474 for 2018.

General and administrative expenses: General and administrative expenses were $1,245,782 for the three months ended June 30, 2019, an increase of $206,432, or 19.9% when compared to $1,039,350 for 2018. The increase is primarily due to planned higher wages, costs associated with the enterprise resource planning system that was placed in service in the second quarter of 2019 and costs associated with our new office in Buffalo and our facility from our R&D acquisition, partially offset by a lower bonus expense.

Amortization of intangible assets: Amortization of intangible assets was $300,000 for the three months ended June 30, 2019 compared to $311,735 for 2018. Certain intangible assets arising from the R&D acquisition were fully amortized by the end of 2018, which is the primary reason for less amortization expense in 2019.

Other income: Other income was $114,610 for the three months ended June 30, 2019, an increase of $28,710 when compared to $85,900 for 2018. The increase was primarily related to increased realized gains on the sale of investments and dividends, including dividends received related to the Company’s investment in a captive insurance entity, partially offset by decreased appreciation in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense during the three months ended June 30, 2019 was $71,130 compared to $64,048 for 2018. The increase was due to increased debt levels to fund working capital needs for operations and increased interest rates as compared to the same period in 2018.

Income tax expense: Income tax expense for the three months ended June 30, 2019 of $174,878 was $16,755 lower than income tax expense of $191,633 for 2018 due primarily to lower income before income taxes in 2019. The effective income tax rate was 25.4% and 23.0% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate differed from the federal statutory rate of 21% in both periods due primarily to state income taxes.

Net income: As a result of the foregoing, net income for the three months ended June 30, 2019 decreased by $126,886 to $514,771 compared to $641,657 for 2018.

Results of Operations for the six months ended June 30, 2019 and 2018

Net Sales: Net sales for the six months ended June 30, 2019 of $19,041,328 were $1,042,302, or 5.2% lower than net sales of $20,083,630 for 2018. Sales of commercial windows and specialty products were up by approximately $0.9 million, but were more than offset by a decline in sales of door, frame and hardware products.

Cost of sales: Cost of sales for the six months ended June 30, 2019 of $13,580,734 were $ 889,202 or 6.1% lower than cost of sales of $14,469,936 in 2018. The decrease is primarily due to the decrease in net sales when compared to 2018.

Gross profit: Gross profit was $ 5,460,594 or 28.7% of net sales for the six months ended June 30, 2019 compared to $5,613,694 or 28.0% of net sales for 2018. Gross profit decreased by $153,100 in 2019 primarily due to the decrease in net sales when compared to 2018.

Selling expenses: Selling expenses remained relatively stable at $2,325,242 for the six months ended June 30, 2019 compared to $2,264,187 for 2018.

General and administrative expenses: General and administrative expenses for the six months ended June 30, 2019 were $2,312,168, an increase of $321,106, or 16.1% when compared $1,991,062 for 2018. The increase is primarily due to planned higher wages, costs associated with the enterprise resource planning system that was placed in service in the second quarter of 2019 and costs associated with our new office in Buffalo and our facility from our R&D acquisition, partially offset by lower professional fees and bonus expense.

Amortization of intangible assets: Amortization of intangible assets was $600,000 for the six months ended June 30, 2019 compared to $611,735 for 2018. Certain intangible assets arising from the R&D acquisition were fully amortized by the end of 2018, which is the primary reason for less amortization expense in 2019.

Other income: Other income was $182,832 for the six months ended June 30, 2019, an increase of $63,253 when compared to $119,579 for 2018. The increase was primarily related to increased realized gains on the sale of investments and dividends, including dividends received related to the Company’s investment in a captive insurance entity, partially offset by decreased appreciation in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense for the six months ended June 30, 2019 was $131,007 compared to $114,697 for 2018. The increase was due to increased debt levels to fund working capital needs for operations and increased interest rates as compared to the same period in 2018.

Income tax expense: Income tax expense for the six months ended June 30, 2019 of $69,754 was $104,158 lower than income tax expense of $173,912 for 2018 due primarily to lower income before income taxes in 2019. The effective income tax rate was 24.2% and 22.8% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate differed from the federal statutory rate of 21% in both periods due primarily to state income taxes.

Net income: As a result of the foregoing, net income for the six months ended June 30, 2019 decreased by $372,221 to $217,945 compared $590,166 for 2018.

Liquidity and Capital Resources

At June 30, 2019, we had working capital of $12,310,831 compared to working capital of $12,360,534 at December 31, 2018. Working capital was reduced in 2019 by approximately $0.5 million due to the adoption of the new lease accounting standard adopted as of January 1, 2019. During the six months ended June 30, 2019 and 2018, our operating activities used cash of $1,348,211 and $368,302, respectively. The primary reason for the use of cash by operating activities was due to the increase in our net operating assets included in working capital.

Cash used in investment activities was $244,266 for the six months ended June 30, 2019 compared to $753,527 for the comparable period in 2018. The primary uses of cash by investment activities in 2019 was for the purchase of equipment, somewhat offset by the proceeds from the sale of short-term investments and in 2018 the purchase of equipment, certain assets of R&D Fabricators, Inc. and short-term investments. The major reasons for the purchases of equipment in each period relates to the cost of the implementation of our enterprise resource planning system that was placed into service in the second quarter of 2019.

Cash provided by financing activities was $1,701,430 and $1,115,927 for the six months ended June 30, 2019 and 2018, respectively. Line of credit borrowings provided cash in both periods and in 2019, required payments under the subordinated term loan were made. Line of credit borrowings in both periods were used to fund operating working capital needs.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant requiring BRJ LLC’s consolidated fixed charge coverage ratio to not exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the six months ended June 30, 2019, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at June 30, 2019 was 4.88%. The aggregate borrowings outstanding under the Credit Facility at June 30, 2019 were $4,528,273 compared to $2,691,376 at December 31, 2018. In addition, the bank has issued a letter of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements.  Additionally, we adopted Accounting Standard Update (ASU) 2016-02 (Topic ASC 842), “Leases”, as required, effective January 1, 2019, using the modified retrospective approach without adjusting comparative periods. ASC 842 retains the two-model approach to classifying leases as operating or finance leases (formerly, capital leases); however, most leases, regardless of classification type, are recorded on the balance sheet. When a lease is recorded on our balance sheet, we recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use (ROU) asset. We use a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or our incremental borrowing rate. Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, together with our principal executive and financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of management, including the principal executive and financial officer, due to material weaknesses in our internal control over financial reporting related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties, our disclosure controls and procedures were not effective as of June 30, 2019. In light of the material weaknesses in internal control over financial reporting, we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Remediation of the Material Weaknesses

The Company is in the process of remediating the material weaknesses in order to strengthen our overall internal controls. Such remediation plan includes the following:

•	A consultant with specific accounting and financial reporting expertise was hired during the second quarter of 2018, which provides the Company with additional resources.

•	Enhancing the timeliness, formality and rigor of our financial statement preparation, review and reporting process.

•	Enhancing our review process for significant accounts, transactions and reconciliations to provide controls to mitigate segregation of duties issues.

•	In the second quarter of 2019, we implemented a new accounting system at our operating subsidiary, B.R. Johnson, LLC, that has certain built in internal controls.

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

Changes in Internal Control Over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 as the Company is in the process of implementing the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following which supplements our previously disclosed risk factors.

Difficulties in implementing our enterprise resource planning system may disrupt our business.

We are in the process of implementing an enterprise resource planning, or “ERP”, system at our operating subsidiary. The complexities and business process changes associated with such an ERP implementation can result in various difficulties including problems processing and fulfilling orders, customer disruptions and lost business. While we believe the potential difficulties associated with implementing our ERP system have been addressed or can be mitigated, there can be no assurance that we will not experience disruptions or inefficiencies in our business operations as a result of the implementation, which could have a material adverse effect on our business, financial condition or results of operations.

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

REGIONAL BRANDS INC.

August 8, 2019	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)