Form 10-Q
period 2019-09-30
Regional Brands Inc.
filed 2019-11-08
CIK 812149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 1,274,603 as of October 31, 2019.

REGIONAL BRANDS INC.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,543,910	$5,207,517
Short-term investments	2,048,103	2,194,216
Accounts receivable, net of allowance for doubtful accounts	9,776,046	7,773,564
Inventories, net	1,675,374	1,163,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,666,768	1,329,640
Prepaid expenses and other current assets	410,601	478,859
Total current assets	22,120,802	18,147,662

Equipment, net	1,171,406	1,027,812
Right-of-use assets-leases	1,218,163	-
Intangible assets, net	2,500,000	3,400,000
Goodwill	3,045,481	3,045,481
Deferred income taxes	381,729	349,339
Other assets	354,079	297,174
Total assets	$30,791,660	$26,267,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,667,645	$1,495,549
Accrued expenses and other current liabilities	528,500	806,281
Line of credit	4,432,419	2,691,376
Current portion of lease liability	429,829	-
Current portion of senior subordinated note	28,680	28,680
Current portion of subordinated term note	250,000	250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	934,998	515,242
Total current liabilities	9,272,071	5,787,128

Lease liability	788,334	-
Senior subordinated note, net	239,388	220,529
Subordinated term note	2,000,000	2,187,500
Total liabilities	12,299,793	8,195,157

Stockholders’ equity:
Preferred stock, issued and outstanding-none	-	-
Common stock, issued and outstanding-1,274,603 shares	13	13
Additional paid-in capital	20,469,489	20,428,933
Accumulated deficit	(1,812,802)	(2,183,276)
Total Regional Brands, Inc. stockholders' equity	18,656,700	18,245,670
Noncontrolling interest in consolidated subsidiary	(164,833)	(173,359)
Total stockholders’ equity	18,491,867	18,072,311
Total liabilities and stockholders' equity	$30,791,660	$26,267,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net Sales	$11,489,491	$10,317,136	$30,530,819	$30,400,766
Cost of sales	8,514,012	7,700,107	22,094,746	22,170,043
Gross profit	2,975,479	2,617,029	8,436,073	8,230,723

Operating expenses:
Selling	1,257,061	1,082,977	3,582,303	3,347,164
General and administrative	1,166,319	1,032,462	3,478,487	3,023,524
Amortization of intangible assets	300,000	331,344	900,000	943,079
Total operating expenses	2,723,380	2,446,783	7,960,790	7,313,767

Operating income	252,099	170,246	475,283	916,956

Other income (expense):
Other income	48,182	32,064	231,014	151,643
Interest expense	(88,958)	(78,530)	(219,965)	(193,227)
Interest income	6,345	6,345	19,035	18,831
	(34,431)	(40,121)	30,084	(22,753)

Income before income taxes	217,668	130,125	505,367	894,203

Income tax expense	49,820	19,235	119,574	193,147

Net income	167,848	110,890	385,793	701,056

Less income allocated to noncontrolling interest	7,369	3,586	15,319	31,835

Income attributable to common stockholders	160,479	107,304	370,474	669,221
Distributions to certain noncontrolling interests	-	(16,729)	-	(63,664)
Income available to common stockholders	$160,479	$90,575	$370,474	$605,557

Income per common share- basic and diluted	$0.13	$0.07	$0.29	$0.48

Weighted average common shares outstanding - basic and diluted	1,274,603	1,274,603	1,274,603	1,274,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance at January 1, 2019	1,274,603	$13	$20,428,933	$(2,183,276)	$(173,359)	$18,072,311
Stock based compensation		-	13,878	-	-	13,878
Net loss for period		-	-	(274,984)	(21,842)	(296,826)
Noncontrolling interest distribution		-	-	-	(3,640)	(3,640)
Balance at March 31, 2019	1,274,603	13	20,442,811	(2,458,260)	(198,841)	17,785,723
Stock based compensation		-	13,878	-	-	13,878
Net income for period		-	-	484,979	29,792	514,771
Balance at June 30, 2019	1,274,603	13	20,456,689	(1,973,281)	(169,049)	18,314,372
Stock based compensation			12,800			12,800
Net income for the period				160,479	7,369	167,848
Noncontrolling interest distribution			-	-	(3,153)	(3,153)
Balance at September 30, 2019	1,274,603	$13	$20,469,489	$(1,812,802)	$(164,833)	$18,491,867

Balance January 1, 2018	1,274,603	$13	$20,373,257	$(3,203,781)	$(87,406)	$17,082,083
Stock based compensation		-	14,042	-	-	14,042
Net loss for period		-	-	(44,806)	(6,685)	(51,491)
Balance at March 31, 2018	1,274,603	13	20,387,299	(3,248,587)	(94,091)	17,044,634
Stock based compensation		-	13,878	-	-	13,878
Net income for period		-	-	606,723	34,934	641,657
Noncontrolling interest distribution		-	-	-	(50,080)	(50,080)
Balance at June 30, 2018	1,274,603	13	20,401,177	(2,641,864)	(109,237)	17,650,089
Stock based compensation			13,878	-	-	13,878
Net income for period			-	107,304	3,586	110,890
Noncontrolling interest distribution			-	-	(27,841)	(27,841)
Balance at September 30, 2018	$1,274,603	$13	$20,415,055	$(2,534,560)	$(133,492)	$17,747,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$385,793	$701,056
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Stock based compensation	40,556	41,798
Depreciation and amortization	194,283	126,728
Amortization of debt issuance costs	18,859	18,859
Amortization of intangibles	900,000	943,079
Deferred income taxes	(32,390)	(54,950)
Unrealized loss (gain) on investments	3,721	(63,064)
Gain on sale of equipment	(4,006)	-
Change in inventory obsolescence reserve	41,500	6,500
Changes in operating assets and liabilities:
Accounts receivable	(2,002,482)	(1,402,277)
Inventories	(553,008)	(331,946)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,337,128)	(1,398,039)
Prepaid expenses and other assets	11,352	(262,685)
Accounts payable	1,172,096	728,626
Accrued expenses and other current liabilities	(266,664)	(193,706)
Billings in excess of costs and estimated earnings on uncompleted contracts	419,756	1,161,629
Net cash (used) provided by operating activities	(1,007,762)	21,608

Cash flows from investment activities:
Purchase of equipment	(339,571)	(387,519)
Business acquisitions	-	(203,216)
Equipment sales proceeds	5,700	25,000
Sale (purchase) of short-term investments	142,393	(234,302)
Net cash used by investment activities	(191,478)	(800,037)

Cash flows from financing activities:
Distribution to noncontrolling interest	(17,910)	(55,861)
Borrowings from line of credit, net	1,741,043	1,033,880
Payments under subordinated term note	(187,500)	-
Net cash provided by financing activities	1,535,633	978,019
Net increase in cash and cash equivalents	336,393	199,590

Cash and cash equivalents at beginning of period	5,207,517	4,353,567

Cash and cash equivalents at end of period	$5,543,910	$4,553,157

Cash paid for:
Income taxes	$185,000	$91,000
Interest	$212,000	$179,000

REGIONAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Noncash transactions:
Accrued distribution to noncontrolling interest	$-	$22,000

Noncash transactions include the recording of a right-of-use asset and related lease liability of approximately $1.2 million upon the adoption of the new lease accounting standard effective January 1, 2019 and $0.3 million for leases entered into during the nine months ended September 30, 2019.

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

Inventories - Inventory is comprised of purchased materials and other materials that have been assigned to a job deemed to be work-in-process. As of September 30, 2019 and December 31, 2018, the work-in-process inventory was $889,000 and $414,000, respectively and is included in inventories in the accompanying consolidated balance sheets. We maintain an inventory allowance for slow-moving and unused inventories based on historical trends and estimates. The allowance was $111,000 and $69,500 at September 30, 2019 and December 31, 2018, respectively.

Revenue Recognition - We recognize revenue when the following criteria are met: 1) A contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) The transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

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

Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Revisions in estimated profits for contracts accounted for under the POC method are made in the period in which circumstances requiring the revision become known. During the three and nine months ended September 30, 2019, the effect of changes in estimated contract costs decreased gross profit by approximately $320,000 and $398,000, respectively, decreased net income by approximately $236,000 and $294,000, respectively, and decreased income per common share (net of income taxes) by $0.19 and $0.23, respectively. During the three and nine months ended September 30, 2018, the effect of changes in estimated contract costs decreased gross profit by approximately $200,000 and $230,000, respectively, decreased net income by approximately $148,000 and $170,000, respectively, and decreased income per common share (net of income taxes) by $0.12 and $0.13, respectively.

Common Shares Issued and Earnings (Loss) Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company presents basic and diluted earnings (loss) per share. Basic earnings (loss) per share reflect the actual weighted average number of shares issued and outstanding during the period. Diluted earnings (loss) per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued, such as those issuable upon exercise of outstanding stock options or conversion of convertible securities. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of the issuance of any potential common shares would be anti-dilutive. During the three and nine months ended September 30, 2019 and 2018, since the exercise prices of the outstanding stock options were above the average market price of our common stock during the period, the outstanding stock options were considered anti-dilutive. In calculating income per common share, income attributable to common stockholders is reduced by distributions made to certain noncontrolling interests in the Company’s consolidated subsidiary (There were no such distributions made or accrued through September 30, 2019 and $16,729 and $63,664 was accrued or paid during the three and nine month periods ended September 30, 2018, respectively).

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

Assets	Level 1	Level 2	Level 3	Balance at September 30, 2019
Marketable Equity Securities	$2,048,103	$-	$-	$2,048,103
Money Market Funds	$5,543,910	$-	$-	$5,543,910

Assets	Level 1	Level 2	Level 3	Balance at December 31, 2018
Marketable Equity Securities	$2,194,216	$-	$-	$2,194,216
Money Market Funds	$5,207,517	$-	$-	$5,207,517

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

New Accounting Pronouncements Issued - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for our fiscal year beginning in 2023, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures. No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

NOTE 2. REVENUES AND CONTRACTS IN PROCESS

The following table presents our revenues disaggregated by contracts accounted for using the percentage of completion method:

	Three Months Ended September 30,
	2019	2018
Contracts under percentage of completion	$6,254,573	$5,383,752
All other	5,234,918	4,933,384
Total revenue	$11,489,491	$10,317,136

	Nine Months Ended September 30,
	2019	2018
Contracts under percentage of completion	$17,746,187	$16,269,054
All other	12,784,632	14,131,712
Total revenue	$30,530,819	$30,400,766

Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the accompanying condensed consolidated balance sheet as an asset referred to as Costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the accompanying condensed consolidated balance sheet as a liability referred to as Billings in excess of costs and estimated earnings. The following is information with respect to uncompleted contracts:

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$18,990,775	$9,619,587
Estimated earnings	7,539,340	3,499,758
	26,350,115	13,119,345
Less billings to date	24,618,345	12,304,947
	$1,731,770	$814,398

Included on balance sheet as follows:
Under current assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,666,768	$1,329,640
Under current liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$(934,998)	$(515,242)
	$1,731,770	$814,398

The Company had unbilled revenues of approximately $1.8 million and $0.9 million at the end of September 30, 2019 and December 31, 2018, respectively, which are included in Cost and estimated earnings in excess of billings on the condensed consolidated balance sheet.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of September 30, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations, for contracts to be recognized using the percentage of completion method, was $18.5 million.

NOTE 3. DEBT

BRJ LLC has a Credit and Security Agreement with KeyBank, N.A., dated November 1, 2016 (“Credit Facility”) that includes revolving loans and letters of credit with a sublimit of $500,000 for letters of credit. On September 5, 2019, BRJ LLC entered into a First Amendment Agreement (the “Amendment”) which amended the Credit Facility. The Amendment provides for, among other things, an increase in the maximum borrowing amount available pursuant to the revolving credit facility under the Credit Facility from $6,000,000 to (1) $8,000,000 for the period beginning September 5, 2019 and ending December 31, 2019 and (2) $7,000,000 on January 1, 2020 and thereafter.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant requiring BRJ LLC’s consolidated fixed charge coverage ratio to not exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the nine months ended September 30, 2019, the Company was in compliance with these covenants.

The effective interest rate on borrowings under the Credit Facility at September 30, 2019 was 4.38%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2019 were $4,432,419. In addition, the bank has issued letters of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019 and $100,000 that expires on May 1, 2020.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 3,000,000 shares of common stock, par value $0.00001 per share, and 50,000 shares of preferred stock, par value $0.01 per share.

The Company recorded stock compensation expense for options vesting during the three month periods ended September 30, 2019 and 2018 of $12,800 and $13,878, respectively, and during the nine month periods ended September 30, 2019 and 2018 of $40,556 and $41,798, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has a Management Services Agreement (the “MSA”) with Ancora Advisors, LLC, whereby Ancora Advisors, LLC provides specified services to the Company in exchange for a quarterly management fee in an amount equal to 0.14323% of the Company’s stockholders’ equity (excluding cash and cash equivalents) as shown on the Company’s condensed consolidated balance sheet as of the end of each fiscal quarter of the Company. The management fee with respect to each fiscal quarter of the Company is paid no later than 10 days following the issuance of the Company’s financial statements for such fiscal quarter, and in any event no later than 60 days following the end of each fiscal quarter. For the nine months ended September 30, 2019 and 2018, Ancora Advisors, LLC agreed to waive payment of the management fee, but reserves the right to institute payment of the management fee at its discretion.

BRJ LLC has a Management Services Agreement (the “BRJ MSA”) with Lorraine Capital, LLC (“Lorraine”), a member of BRJ LLC, whereby Lorraine provides specified management, financial and reporting services to us in exchange for an annual management fee in an amount equal to the greater of (i) $75,000 or (ii) five percent (5%) of the annual EBITDA (as defined in the BRJ MSA) of BRJ LLC, payable quarterly in arrears and subject to certain adjustments and offsets set forth in the BRJ MSA. The BRJ MSA may be terminated by BRJ LLC, Lorraine or Regional Brands at any time upon 60 days’ prior written notice and also terminates upon the consummation of a sale of BRJ LLC. BRJ LLC recorded expenses for Lorraine management fees in the amount of approximately $1,000 and $55,000 for the three and nine months ended September 30, 2018, respectively. There were no expenses for such fees during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 there were no amounts payable and at December 31, 2018, $39,000 was payable to Lorraine under the BRJ MSA.

BRJ LLC has a relationship with a union qualified commercial window subcontractor, Airways Door Service, Inc. (“ADSI”), which is advantageous to us in situations that require union installation and repair services. Individuals affiliated with Lorraine acquired 57% of ADSI’s common stock; the remaining common stock is owned by three of BRJ LLC’s employees. BRJ LLC paid ADSI for its services approximately $812,000 and $547,000 for the three months ended September 30, 2019 and 2018, respectively and $2,096,000 and $1,370,000 for the nine months ended September 30, 2019 and 2018, respectively. In addition, we provide ADSI services utilizing an agreed-upon fee schedule. These services include accounting, warehousing, equipment use, employee benefit administration, risk management coordination and clerical functions. The fee for these services was approximately $38,000 and $15,000 during the three months ended September 30, 2019 and 2018, respectively and $96,000 and $45,000 during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company had an effective income tax rate of 22.9% and 23.7% for the three and nine months ended September 30, 2019, respectively, and 14.8% and 21.6% for the three and nine months ended September 30, 2018, respectively.  The effective income tax rate was greater than the federal statutory rate of 21% for the three and nine months ended September 30, 2019 due primarily to state income taxes. The effective income tax rate for the three months ended September 30, 2018 is lower than the 2018 federal statutory rate of 21% due primarily to adjustments resulting from the filing of the 2017 federal income tax return. The effective income tax rate for the nine months ended September 30, 2018 approximates the 2018 federal statutory rate of 21%.

NOTE 7. LEASES

Lease expense was approximately $127,500 and $101,100 for the three months ended September 30, 2019 and 2018, respectively, and $368,800 and $291,300 for the nine months ended September 30, 2019 and 2018, respectively. The right-of-use assets and related lease liability was approximately $1.2 million as of January 1, 2019. The lease terms range in length from 36 to 72 months. Certain leases contain renewal options that we are not reasonably certain to exercise and therefore have been excluded from the future minimum lease payments. The weighted-average remaining lease term as of January 1, 2019 was 3.9 years and at September 30, 2019 was 3.4 years. The weighted-average discount rate used to determine the present value of future lease payments is 4.9%. Because the implicit rate in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments.

The future minimum lease payments under the lease agreements for the rest of 2019 and yearly thereafter and a reconciliation to the amount of the net present value of such payments at September 30, 2019 are as follows:

2019	$120,027
2020	480,108
2021	434,108
2022	123,492
2023	108,592
2024	51,956
Total	1,318,283
Discount on future lease payments	(100,120)
Lease Liability at September 30, 2019	1,218,163
Less amount classified as current	(429,829)
$788,334

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the three months ended September 30, 2019 and 2018

Net Sales: Net sales were $11,489,491 for the three months ended September 30, 2019, an increase of $1,172,355, or 11.4%, when compared to $10,317,136 for 2018. Sales of commercial windows were up by approximately $1 million, while sales of other products were up by approximately $0.2 million.

Cost of sales: Cost of sales were $8,514,012 for the three months ended September 30, 2019, an increase of $813,905 or 10.6%, when compared to $7,700,107 for 2018. The primary reason for the increase was due to the corresponding increase in net sales.

Gross profit: Gross profit was $2,975,479 or 25.9% of net sales for the three months ended September 30, 2019 compared to $2,617,029 or 25.4% of net sales for 2018. The increase of $358,450 gross profit is primarily related to higher sales volumes and improved margins as a percent of sales on the sale of our door, frame, hardware and aftermarket products.

Selling expenses: Selling expenses were $1,257,061 for the three months ended September 30, 2019, an increase of $174,084, or 16.1%, when compared to $1,082,977 for 2018. The increase is primarily due to higher commission expense related to higher sales of our specialty products.

General and administrative expenses: General and administrative expenses were $1,166,319 for the three months ended September 30, 2019, an increase of $133,857, or 13.0%, when compared to $1,032,462 for 2018. The increase is primarily due to planned higher wages, costs associated with the enterprise resource planning system that was placed in service in the second quarter of 2019, including depreciation expense and costs associated with our new office in Buffalo and our facility from our R&D acquisition, partially offset by a lower bonus expense and professional fees.

Amortization of intangible assets: Amortization of intangible assets was $300,000 for the three months ended September 30, 2019 compared to $331,344 for 2018. Certain intangible assets arising from the R&D acquisition were fully amortized by the end of 2018, which is the primary reason for less amortization expense in 2019.

Other income: Other income was $48,182 for the three months ended September 30, 2019, an increase of $16,118 when compared to $32,064 for 2018. The increase was primarily related to increased realized gains on the sale of investments and dividends, including dividends received related to the Company’s investment in a captive insurance entity, partially offset by unrealized losses in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense for the three months ended September 30, 2019 was $88,958 compared to $78,530 for 2018. The increase was due to increased debt levels to fund working capital needs for operations.

Income tax expense: Income tax expense for the three months ended September 30, 2019 of $49,820 was $30,585 higher than income tax expense of $19,235 for 2018 due primarily to higher income before income taxes in 2019. The effective income tax rate was 22.9% and 14.8% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate for 2019 differed from the federal statutory rate of 21% due primarily to state income taxes. The 2018 effective income tax rate is lower than the federal statutory rate of 21% due primarily to adjustments resulting from the filing of the 2017 federal income tax return.

Net income: As a result of the foregoing, net income for the three months ended September 30, 2019 increased by $56,958 to $167,848 compared to $110,890 for 2018.

Results of Operations for the nine months ended September 30, 2019 and 2018

Net Sales: Net sales were $30,530,819 for the nine months ended September 30, 2019, which are comparable to net sales of $30,400,766 for 2018. Sales of commercial windows and specialty products were up by approximately $1.9 million, but were offset by a decline in sales of door, frame and hardware products.

Cost of sales: Cost of sales was $8,514,012 for the three months ended September 30, 2019, an increase of $813,905 or 10.6%, when compared to $7,700,107 for 2018. The primary reason for the increase was due to the corresponding increase in net sales.

Gross profit: Gross profit was $8,436,073 or 27.6% of net sales for the nine months ended September 30, 2019 compared to $8,230,723 or 27.1% of net sales for 2018. Gross profit increased by $205,350 in 2019 primarily due to the increase in net sales when compared to 2018 and the improvement in gross profit as a percentage of sales in our higher margin commercial windows products.

Selling expenses: Selling expenses were $3,582,303 for the nine months ended September 30, 2019, an increase of $235,139, or 7.0%, compared to $3,347,164 for 2018. The increase was primarily due to higher commission expense on higher sales of specialty products and planned higher wages.

General and administrative expenses: General and administrative expenses were $1,166,319 for the three months ended September 30, 2019, an increase of $133,857, or 13.0%, when compared to $1,032,462 for 2018. The increase is primarily due to planned higher wages, costs associated with the enterprise resource planning system that was placed in service in the second quarter of 2019, including depreciation expense and costs associated with our new office in Buffalo, partially offset by a lower bonus expense and professional fees.

Amortization of intangible assets: Amortization of intangible assets was $900,000 for the nine months ended September 30, 2019 compared to $943,079 for 2018. Certain intangible assets arising from the R&D acquisition were fully amortized by the end of 2018, which is the primary reason for less amortization expense in 2019.

Other income: Other income was $231,014 for the nine months ended September 30, 2019, an increase of $79,371 when compared to $151,643 for 2018. The increase was primarily related to increased realized gains on the sale of investments and dividends, including dividends received related to the Company’s investment in a captive insurance entity, partially offset by unrealized losses in the market value of our investments in marketable equity securities.

Interest Expense: Interest expense for the nine months ended September 30, 2019 was $219,965 compared to $193,227 for 2018. The increase was due to increased debt levels to fund working capital needs for operations.

Income tax expense: Income tax expense for the nine months ended September 30, 2019 of $119,574 was $73,573 lower than income tax expense of $193,147 for 2018 due primarily to lower income before income taxes in 2019. The effective income tax rate was 23.7% and 21.6% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate differed from the federal statutory rate of 21% in both periods due primarily to state income taxes and in 2018, the rate was somewhat offset by adjustments resulting from the filing of the 2017 federal income tax return.

Net income: As a result of the foregoing, net income for the nine months ended September 30, 2019 decreased by $315,263 to $385,793 compared to $701,056 for 2018.

Liquidity and Capital Resources

At September 30, 2019, we had working capital of $12,848,731 compared to working capital of $12,360,534 at December 31, 2018. During the nine months ended September 30, 2019, our operating activities used cash of $1,007,762 compared to $21,608 of cash provided by our operating activities in 2018. The primary reason for the use of cash by operating activities was due to the increase in our net operating assets included in working capital somewhat offset by non-cash expenses related to depreciation and amortization of equipment and intangible assets.

Cash used in investment activities was $191,478 for the nine months ended September 30, 2019 compared to $800,037 for the comparable period in 2018. The primary uses of cash by investment activities in 2019 was for the purchase of equipment, somewhat offset by the proceeds from the sale of short-term investments and in 2018 the purchase of equipment, certain assets of R&D Fabricators, Inc. and short-term investments. The major reasons for the purchases of equipment in each period relates to the cost of the implementation of our enterprise resource planning system that was placed into service in the second quarter of 2019.

Cash provided by financing activities was $1,535,633 and $978,019 for the nine months ended September 30, 2019 and 2018, respectively. Line of credit borrowings provided cash in both periods and in 2019, required payments under the subordinated term loan were made. Line of credit borrowings in both periods were used to fund operating working capital needs.

BRJ LLC has a Credit and Security Agreement with KeyBank, N.A., dated November 1, 2016 (“Credit Facility”). On September 5, 2019, BRJ LLC entered into a First Amendment Agreement (the “Amendment”) which amended the Credit Facility. The Amendment provides for, among other things, an increase in the maximum borrowing amount available pursuant to the revolving credit facility under the Credit Facility from $6,000,000 to (1) $8,000,000 for the period beginning September 5, 2019 and ending December 31, 2019 and (2) $7,000,000 on January 1, 2020 and thereafter. The Credit Facility also includes a sublimit of $500,000 for letters of credit.

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

The Credit Facility is secured by substantially all of BRJ LLC’s assets. The Credit Facility contains customary financial and other covenant requirements, including, but not limited to, a covenant requiring BRJ LLC’s consolidated fixed charge coverage ratio to not exceed 1.15 to 1.00. The Credit Facility also contains customary events of default. For the nine months ended September 30, 2019, the Company was in compliance with these covenants.

The effective interest rate on outstanding borrowings under the Credit Facility at September 30, 2019 was 4.38%. The aggregate borrowings outstanding under the Credit Facility at September 30, 2019 were $4,432,419 compared to $2,691,376 at December 31, 2018. In addition, the bank has issued letters of credit on behalf of the Company in the amount of $250,000 that expires on December 1, 2019 and $100,000 that expires on May 1, 2020.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements.  Additionally, we adopted Accounting Standard Update (ASU) 2016-02 (Topic ASC 842), “Leases”, as required, effective January 1, 2019, using the modified retrospective approach without adjusting comparative periods. ASC 842 retains the two-model approach to classifying leases as operating or finance leases (formerly, capital leases); however, most leases, regardless of classification type, are recorded on the balance sheet. When a lease is recorded on our balance sheet, we recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use (ROU) asset. We use a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or our incremental borrowing rate. Actual results could differ materially from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, together with our principal executive and financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of management, including the principal executive and financial officer, due to material weaknesses in our internal control over financial reporting related to an insufficient compliment of qualified accounting personnel and ineffective controls associated with segregation of duties, our disclosure controls and procedures were not effective as of September 30, 2019. In light of the material weaknesses in internal control over financial reporting, we performed additional analyses and other post-closing procedures and utilized more resources to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 as the Company is in the process of implementing the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected the Company’s internal control over financial reporting.

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

Item 1. Legal Proceedings .

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

We placed into service an enterprise resource planning, or “ERP”, system at our operating subsidiary in the second quarter of 2019. The complexities and business process changes associated with such an ERP implementation can result in various difficulties including problems processing and fulfilling orders, customer disruptions and lost business. While we believe the potential difficulties associated with implementing our ERP system have been addressed or can be mitigated, there can be no assurance that we will not experience disruptions or inefficiencies in our business operations as a result of the implementation, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6 – EXHIBITS

10.1	First Amendment Agreement, dated as of September 5, 2019, to the Credit and Security Agreement by and among B.R. Johnson, LLC, the lenders which are party thereto, and KeyBank National Association, as agent (including the form of related Revolving Credit Note) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 12, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REGIONAL BRANDS INC.

November 8, 2019	By:	/s/ Fred DiSanto
Fred DiSanto
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)